Form 10-Q
period 2017-06-30
PENSARE ACQUISITION Corp
filed 2017-09-11
CIK 1704760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to

Commission File Number: 001-38167

PENSARE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-2402421
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1720 Peachtree Street, Suite 629

Atlanta, GA 30309

(Address of principal executive offices)

(404) 234-3098

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). ☒  Yes ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of September 8, 2017, 38,812,500 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

PENSARE ACQUISITION CORP.

PENSARE ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current asset - cash	$14,820	$8,562
Prepaid expenses	10,000	—
Deferred offering costs	366,945	255,109
Total Assets	$391,765	$263,671

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,676	$2,395

Accrued offering costs	28,002	55,000
Promissory note - related party	420,599	265,458
Total Liabilities	452,277	322,853

Commitments

Stockholders’ Deficit

Common stock, $0.001 par value; 10,000,000 shares authorized 7,762,500 and 10,800 shares issued and outstanding as of June 30, 2017 and March 31, 2016, respectively (1)	7,763	11
Additional paid-in-capital	17,237	—
Accumulated deficit	(85,512)	(59,193)
Total Stockholders’ Deficit	(60,512)	(59,182)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$391,765	$263,671

(1) Includes an aggregate of 1,012,500 and 1,409 shares, respectively, held by the initial stockholders that are subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full (Note 5).

The accompanying notes are an integral part of the financial statements.

PENSARE ACQUISITION CORP.
Condensed Statements of Operations

(Unaudited)

	Three months ended June 30, 2017	Period from April 7, 2016 (inception) to June 30, 2016
Formation and operating costs	$26,320	$925

Net Loss	$(26,320)	$(925)

Weighted average shares outstanding, basic and diluted (1)	3,811,605	10,800

Basic and diluted net loss per common share	$(0.01)	$(0.09)

(1)	Excludes an aggregate of up to 1,012,500 and 0 shares subject to redemption at June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the financial statements.

PENSARE ACQUISITION CORP.
CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		Period from
	Three months	April 7, 2016
	ended	(inception) to
Cash Flows from Operating Activities:	June 30, 2017	June 30, 2016
Net Loss	$(26,320)	$(925)
Changes in operating assets and
liabilities:
Prepaid expenses	(10,000)	—
Accounts payable	1,281	925
Net cash used in operating activities	(35,039)	—

Cash Flows from Financing Activities:

Proceeds from issuance of common stock to initial stockholders	24,990	—
Loans from related party	155,141	—
Payment of offering costs	(138,834)	—
Net cash provided by financing activities	41,297	—

Net Change in Cash	6,258	—

Cash - Beginning	8,562	—
Cash - Ending	$14,820	$—

Supplemental Information

Interest paid	$—	$—

Income taxes paid	$—	$—

Non-cash investing and financing transactions
Accrued offering costs	$28,002	$—
Subscription receivable - issuance of initial equity	$—	$10,800

The accompanying notes are an integral part of the financial statements.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Pensare Acquisition Corp. (the “Company”), is a blank check company incorporated in Delaware on April 7, 2016. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets that the Company has not yet identified (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the wireless telecommunications industry in the United States.

At June 30, 2017, the Company had not yet commenced operations. All activity through June 30, 2017 relates to the Company’s formation and its initial public offering (“Initial Public Offering” or “Offering”), which is described below.

The registration statements for the Company’s Initial Public Offering were declared effective on July 27, 2017. On August 1, 2017, the Company consummated the Initial Public Offering of 27,000,000 units (“Units” and with respect to the common stock included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $270,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of private placement warrants (“Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, Pensare Sponsor Group LLC (the “Sponsor”), MasTec, Inc. (“MasTec”) and Early Bird Capital, Inc. (“EBC”), generating gross proceeds of $9,500,000, which is described in Note 4.

Following the closing of the Initial Public Offering on August 1, 2017, an amount of $270,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below , except that interest earned on the Trust Account can be released to pay the Company’s income tax obligations.

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 Units being issued for $40,500,000, less the underwriters’ discount of $1,012,500, netting $39,487,500 which was deposited into the Trust Account. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 1,012,500 Private Placement Warrants at $1.00 per warrant, generating total gross proceeds of $1,012,500 less the advance payment of $600,000 towards this transaction (see Note 8) resulting in another $412,500 being deposited into the Trust Account bringing the balance in the Trust Account on August 4, 2017 to $310,500,000.

Transaction costs amounted to $8,639,658, consisting of $7,762,500 of underwriting fees, and $877,158 of other costs. In addition, as of August 4, 2017, immediately following the Initial Public Offering, $2,327,118 of cash was held outside of the Trust Account, available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of net proceeds of its Initial Public Offering and Private Placement Warrants (subject to terms and conditions set forth in the certain trust agreement), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account, net of taxes payable (initially $10.00 per share). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The common stock subject to redemption will be recorded at redemption value and classified as temporary equity upon the completion of the Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 5), and any Public Shares held by them in favor of approving a Business Combination and not to redeem any public shares. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will have until February 1, 2019 (18 months from the closing of the Initial Public Offering) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Sponsor and other holders of Founder Shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination and liquidates within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Offering. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form S-1as filed with the SEC on July 25, 2017, which contains the audited financial statements and notes thereto for the period from April 7, 2016 (inception) through March 31, 2017 as well as the Company’s Balance Sheet included with Form 8-K, as filed with the SEC on August 7, 2017. The interim results for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2018 or any future interim periods.

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017.

Offering costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Offering. Offering costs amounting to $8,639,658 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company has identified its Federal tax return and its State tax returns in Delaware and North Carolina as “major” tax jurisdictions. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the three month period ended June 30, 2017

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period, excluding shares of common stock subject to forfeiture by the Initial Stockholders. Weighted average shares were reduced for the effect of an aggregate of 1,012,500 and 0 shares, respectively, of common stock that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). At June 30, 2017 and 2016, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per common share is the same as basic loss per common share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,000,000 units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, par value $0.001, of the Company (“Common Stock”) one right (“Public Right”) and one-half of one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon consummation of a Business Combination (see Note 7). Each whole Public Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 (see Note 7).

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

3. INITIAL PUBLIC OFFERING (cont.)

On August 4, 2017, the over-allotment option was exercised in full and the underwriters purchased 4,050,000 additional Units at $10.00 per Unit, generating gross proceeds of $40,500,000.

The gross proceeds of $310,500,000 from the Initial Public Offering and Private Placement Warrants are held in the trust account.

4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor, MasTec and EBC purchased 9,500,000 Private Placement Warrants at $1.00 per warrant in a private placement. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

Simultaneously with the sale of the over-allotment Units, the Company consummated the sale of an additional 1,012,500 warrants at $1.00 per warrant, generating gross proceeds of $1,012,500. The Private Placement Warrants are identical to the Warrants sold in the Offering except that the Private Placement Warrants (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. In addition, the Private Placement Warrants and their component securities may not be transferable, assignable or salable until 30 days after the consummation of a Business Combination, subject to certain limited exceptions.

On August 7, 2017, the Company announced that the holders of the Company’s units may elect to separately trade the Common Stock, warrants and rights underlying the units commencing on August 8, 2017. No fractional warrants will be issued upon separation of the units only whole warrants will trade. Those units that are not separated will continue to trade on the NASDAQ Capital Market under the symbol “WRLSU” and the Common Stock, warrants and rights are expected to trade under the symbols “WRLS,” “WRLSW” and “WRLSR”, respectively.

5. RELATED PARTY TRANSACTIONS

Founder Shares

In May 2016, the Company issued 10,000 shares of Common Stock to the Sponsor for $10.

In May 2017, the Company issued an additional 7,177,500 shares of Common Stock to the Sponsor and certain other persons (collectively, the “Founder Shares”) for an aggregate purchase price of $24,990, or approximately $0.0035 per share. In June 2017, the Sponsor transferred 1,575,000 of such shares to MasTec for the same purchase price originally paid for such shares. In July 2017, the company effected a stock dividend with respect to the Common Stock of 575,000 shares, resulting in the Initial Stockholders holding an aggregate of 7,762,500 shares. All share and per share amounts have been retroactively restated to reflect the stock dividend. The Founder Shares included an aggregate of up to 1,012,500 shares that were subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Offering. As a result of the underwriters’ election to exercise their over-allotment option in full on August 4, 2017, 1,012,500 Founder shares are no longer subject to forfeiture.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

5. RELATED PARTY TRANSACTIONS (cont.)

The Initial Stockholders have agreed that, subject to certain limited exceptions, the Founder Shares will not be transferred, assigned or sold until one year after the date of the consummation of a Business Combination or earlier if, subsequent to a Business Combination, the last sales price of the Company’s Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period.

Administrative Service Fee

The Company has agreed, commencing on August 1, 2017 through the earlier of the consummation of a Business Combination or the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, utilities and administrative support.

Related Party Loans

The Company entered into a promissory note with the Sponsor, whereby the Sponsor agreed to loan the Company up to an aggregate amount not to exceed $600,000 (“Promissory Note”) to be used for the payment of expenses related to the Offering. The Promissory Note was non-interest bearing, unsecured and was due on the earlier of (i) December 31, 2017 or (ii) the date on which the Company consummated its initial public offering of its securities or (iii) if the Company had determined to not proceed with the Offering, the date of the decision.

As of June 30, 2017, the Sponsor loaned the Company an aggregate of $420,599 under this Promissory Notes. The Company repaid the note, on August 25, 2017, from the proceeds held in its operating account.

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required (“Working Capital Loans”). Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Warrants at a price of $1.00 per Warrant. The Warrants would be identical to the Private Placement Warrants.

6. COMMITMENTS & CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants (and their underlying securities) and any warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

On August 4, 2017, the underwriters fully exercised a 45-day option to purchase 4,050,000 additional Units to cover over-allotments at the Offering price, less the underwriting discounts and commissions.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

6. COMMITMENTS & CONTINGENCIES (cont)

The underwriters were paid a cash underwriting discount of two and one-half percent (2.5%) of the gross proceeds of the Initial Public Offering, or $7,762,500.

Business Combination Marketing Agreement

The Company has engaged EBC as an advisor in connection with a Business Combination to assist the Company in holding meetings with its stockholders to discuss a potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing securities, assist the Company in obtaining stockholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with a Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of an initial Business Combination in an amount equal to 3.5% of the gross proceeds of the offering (exclusive of any applicable finders’ fees which might become payable); provided that the

Company has the right to allocate up to 30% of the fee to any of the underwriters in the offering or other FINRA member firms the Company retains to assist it in connection with its initial Business Combination.

Unit Purchase Option

The Company sold to the underwriter (and/or its designees), for $100, an option to purchase up to 1,350,000 units exercisable at $10.00 per Unit (or an aggregate exercise price of $13,500,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Offering (July 27, 2018) and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Offering. The Units issuable upon exercise of this option are identical to those offered in the Offering. The Company has accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity.

The Company estimated that the fair value of this unit purchase option was approximately $4,547,505(or $3.37 per Unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.80% and (3) expected life of five years. The option and the 1,350,000 Units have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Offering except to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of Common Stock at a price below its exercise price.

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001. At June 30, 2017 and March 31, 2017, there were no shares of preferred stock issued or outstanding.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

7. STOCKHOLDERS’ EQUITY (cont.)

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. At June 30, 2017 and March 31, 2017 there were 7,762,500 and 10,800, respectively, shares of Common Stock issued and outstanding, of which 1,012,500 at June 30, 2017 were subject to forfeiture to the extent that the underwriter’s over-allotment option was not exercised in full so that the Initial Stockholders would own 20.0% of the issued and outstanding shares after the Initial Public Offering. As a result of the underwriters’ election to exercise their over-allotment option to purchase 4,050,000 Units on August 4, 2017 (see Note 5), 1,012,500 founder shares are no longer subject to forfeiture.

Rights — Each holder of a right will receive one-tenth (1/10) of one share of Common Stock upon consummation of a Business Combination, even if the holder of such right redeemed all shares held by it in connection with a Business Combination. No fractional shares will be issued upon exchange of the rights. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the Common Stock will receive in the transaction on an as-converted into Common Stock basis and each holder of a right will be required to affirmatively covert its rights in order to receive 1/10 share underlying each right (without paying additional consideration). The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company).

If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights.

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

7. STOCKHOLDERS’ EQUITY (cont.)

The Private Placement Warrants will be identical to the Public Warrants underlying the Units being sold in the Offering, except that the Private Placement Warrants and the Common Stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company may redeem the Public Warrants (except with respect to the Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	at any time during the exercise period;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last sale price of the Company’s Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

●	if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The exercise price and number of shares of Common Stock issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuance of Common Stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us” or the “Company” refer to Pensare Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Pensare Sponsor Group, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risk and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Registration Statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on April 7, 2016 in Delaware for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses that we have not yet identified (a “Business Combination”).

The registration statements for the Company’s Initial Public Offering were declared effective on July 27, 2017. On August 1, 2017, the Company consummated the Initial Public Offering of 27,000,000 units (“Units” and with respect to the common stock included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $270,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of private placement warrants (“Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, Pensare Sponsor Group LLC (the “Sponsor”), MasTec, Inc. (“MasTec”) and Early Bird Capital, Inc. (“EBC”), generating gross proceeds of $9,500,000.

Following the closing of the Initial Public Offering on August 1, 2017, an amount of $270,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below , except that interest earned on the Trust Account can be released to pay the Company’s income tax obligations.

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 Units being issued for $40,500,000, less the underwriters’ discount of $1,012,500, netting $39,487,500 which was deposited into the Trust Account. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 1,012,500 Private Placement Warrants at $1.00 per warrant, generating total gross proceeds of $1,012,500 less the advance payment of $600,000 towards this transaction (see Note 8) resulting in another $412,500 being deposited into the Trust Account bringing the balance in the Trust Account on August 4, 2017 to $310,500,000.

Transaction costs amounted to $8,639,658, consisting of $7,762,500 of underwriting fees, and $877,158 of Initial Public Offering costs. In addition, as of August 4, 2017, immediately following the Initial Public Offering , $2,327,118 of cash was held outside of the Trust Account , available for working capital purposes.

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region although we intend to focus on businesses in the wireless telecommunications industry in the United States. We intend to utilize cash derived from the proceeds of our initial public offering of securities (the “Initial Public Offering”) and the private placement of our warrants (the “Private Placement”), our securities, debt or a combination of cash, securities and debt, in effecting a Business Combination. The issuance of additional shares of common stock or warrants in a Business Combination:

●	may significantly dilute the equity interest of existing stockholders;

●	could cause a change of control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock

●	may have the effect of delaying or preventing a change of control by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our common stock and/or warrants

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our cash flows after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and /or

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We will have until 18 months from the closing of our Initial Public Offering to consummate an initial Business Combination. If we are unable to consummate an initial Business Combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account established in connection with the Initial Public Offering (the “Trust Account”), including any interest earned on the funds held in the Trust Account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per share of common stock (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to June 30, 2017 relates to our formation, our Initial Public Offering and the Private Placement.

For the three months ended June 30, 2017 and period from April 1, 2016 through June 30, 2016, cash used in operating activities amount to $35,039 and $0, respectively, resulting from a net loss of ($26,320) and ($925) respectively, and a change in our net operating assets and liabilities of $8,719 and ($925) as of June, 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

As of June 30, 2017 and 2016, we had cash of $14,820 and $0, respectively. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and certain of our officers and directors and loans from the Sponsor pursuant to the terms of a promissory note.

Subsequent to the quarterly period covered by this Quarterly Report, on August 1, 2017, we consummated the Initial Public Offering of 27,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $270,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $9,500,000. On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 Units being issued for $40,500,000, less the underwriters discount of $1,012,500, netting $39,487,500. In connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,012,500 Private Placement Warrants at $1.00 per warrant, generating total gross proceeds of $1,012,500.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor, our officers and our directors or their affiliates may, but are not obligated to, loan us funds. From time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan is evidenced by a promissory note. The notes would be paid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants.

On August 4, 2017, in connection with the underwriters’ exercise of their over-allotment option in full, we consummated the sale of an additional 4,050,000 units at $10.00 per unit and the sale of an additional 1,012,500 warrants at $1.00 per warrant, generating total gross proceeds of $41,512,500 (net proceeds of $40,500,000 after the underwriters’ discount.)

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $310,500,000 was placed in the Trust Account and we had $2,327,118 of cash held outside the Trust Account, after payment of all costs related to the Initial Public Offering and the exercise of the over-allotment option, and available for working capital purposes. We incurred $8,639,658 in Initial Public Offering related costs, including $7,762,500 of underwriting fees and $877,158 of Initial Public Offering Costs.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including funds held in the Trust Account, to acquire a target business and to pay our expenses related thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operation of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with a Business Combination, our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but in no event will proceeds from our Trust Account be used to repay such amounts.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our common stock upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay an affiliate of the Sponsor a monthly fee of $20,000 for office space, utilities and administrative support provided to the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through June 30, 2017 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated July 27, 2017 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated July 27, 2017 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Unregistered Sales of Equity Securities

In May 2016, we issued 10,000 shares of our common stock to the Sponsor for $10.

In May 2017, we issued an additional 7,177,500 shares of our common stock to the Sponsor and certain other persons (collectively, the “Founder Shares”) for an aggregate purchase price of $24,990, or approximately $0.0035 per share. In June 2017, the Sponsor transferred 1,575,000 of such shares to MasTec, Inc. for the same purchase price originally paid for such shares. In July 2017, we effected a stock dividend with respect to our common stock of 575,000 shares, resulting in our initial stockholders holding an aggregate of 7,762,500 shares.

Simultaneously with the consummation of the Initial Public Offering, we consummated a private placement of 9,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $9,500,000. Thereafter, we consummated the sale in connection with the underwriters’ exercise of their over-allotment option in full, of an additional 4,050,000 units at $10.00 per share and the sale of an additional 1,012,500 Private Placement Warrants at $1.00 per warrant, generating total gross proceeds of $310,500,000. The Private Placement Warrants purchased in the Private Placement are substantially similar to the warrants sold in the Initial Public Offering, except that (i) the Private Placement Warrants and the common stock issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the consummation of the Business Combination subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by holders other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the warrants included in the units sold in the Initial Public Offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

Subsequent to the quarterly period covered by this report, on August 1, 2017, we consummated our Initial Public Offering of 27,000,000 units, with each unit consisting of one share of common stock, one right and one-half (1/2) of one warrant. Each right entitles the holder thereof to receive one-tenth (1/10) of one share of common stock upon the consummation of an initial business combination. Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50. Each warrant will become exercisable on the later of 30 days after the completion of an initial business combination or 12 months from the closing of this offering and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. The units in the Initial Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $270,000,000. EarlyBirdCapital, Inc. acted as the sole book running manager and IFS Securities, Chardan and I-Bankers Securities, Inc. acted as co-managers of the offering. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-219162 and 333-219518). The SEC declared the registration statements effective on August 1, 2017.

In connection with the Initial Public Offering, the Company also agreed to sell EarlyBirdCapital, Inc. (and/or its designees), for $100, an option to purchase up to a total of 1,350,000 units exercisable at $10.00 per unit commencing on the later of the consummation of a Business Combination and one year from the date of the prospectus relating to the Initial Public Offering. The units issuable upon exercise of this option are identical to the units sold in the Initial Public Offering. The option and underlying securities are deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual.

We paid a total of $7,762,500 in underwriting discounts and commissions and approximately $877,158 for other costs and expenses related to the Initial Public Offering. After deducting the underwriting discounts and commissions and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the Private Placement was $312,372,942, of which $310,500,000 (or approximately $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

          *Furnished herewith.

SIGNATURE

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENSARE ACQUISITION CORPORATION

Date: September 11, 2017		/s/ Darrell Mays
	Name:	Darrell Mays
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ John Foley
	Name	John Foley
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)