Form 10-Q
period 2017-09-30
PENSARE ACQUISITION Corp
filed 2017-11-15
CIK 1704760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 14, 2017, 38,812,500 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

PENSARE ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

PENSARE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2017	March 31, 2017
	(Unaudited)

ASSETS
Current Assets
Cash	$1,637,079	$8,562
Cash and marketable securities held in Trust Account available to pay taxes	17,974	—
Prepaid expenses	93,623	—
Total Current Assets	1,748,676	8,562

Deferred offering costs	—	255,109
Cash and marketable securities held in Trust Account	310,766,001	—
TOTAL ASSETS	$312,514,677	$263,671

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued expenses	$115,268	$2,395
Accrued offering costs	9,360	55,000
Taxes Payable	17,774	—
Promissory notes -related party	—	265,458
Total Current Liabilities	142,402	322,853

Commitments
Common stock subject to possible redemption, 30,710,918 and -0- shares at redemption value as of September 30, 2017 and March 31, 2017, respectively	307,372,274	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 and 10,000,000 shares authorized; 8,101,582 and 10,800 shares issued and outstanding as of September 30, 2017 and March 31, 2017, (excluding 30,710,918 and -0- shares subject to possible redemption; respectively)	8,102	11
Additional paid – in capital	5,010,922	—
Accumulated deficit	(19,023)	(59,193)
Total Stockholders’ Equity (Deficit)	5,000,001	(59,182)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$312,514,677	$263,671

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Six Months Ended September 30, 2017	Period from April 7, 2016 (inception) to September 30, 2016

Operating and formation costs	$199,511	$10,482	$225,831	$11,407
Net Loss	(199,511)	(10,482)	(225,831)	(11,407)

Other income:
Interest income	283,975	—	283,975	—

Income (loss) before taxes	84,464	(10,482)	58,144	(11,407)
Provision for income taxes	(17,974)	—	(17,974)	—

Net income (loss)	$66,490	$(10,482)	$40,170	$(11,407)

Weighted average shares outstanding, basic and diluted	7,623,216	10,800	5,458,161	10,800

Basic and diluted net loss per common share	$(0.02)	$(0.97)	$(0.03)	$(1.06)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30, 2017	Period from April 7, 2016 (inception) to September 30, 2016

Cash Flows from Operating Activities:
Net income (loss)	$40,170	$(11,407)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(283,975)	—
Changes in operating assets and liabilities:
Prepaid expenses	(93,623)	—
Subscriptions receivable	—	(11)
Taxes Payable	17,774	—
Accounts payable and accrued expenses	112,873	1,017
Net cash used in operating activities	(206,781)	(10,401)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(310,500,000)	—
Net cash used in investing activities	(310,500,000)	—

Cash Flows from Financing Activities:
Proceed from issuance of common stock to initial shareholders	24,989	11
Proceeds from sale of Units, net of underwriting discounts paid	302,737,500	—
Proceeds from sale of Placement Units	10,512,500	—
Proceeds from UPO Sale	100	—
Payment of offering costs	(674,333)	(66,317)
Proceeds from promissory notes - related party	277,881	86,000
Repayment of promissory notes - related party	(543,339)	—
Net cash provided by financing activities	312,335,298	19,694

Net Change in Cash	1,628,517	9,293
Cash - Beginning	8,562	—
Cash - Ending	$1,637,079	$9,293

Supplemental Information
Interest paid	$—	$—
Income taxes paid	$200	$—

Non – Cash investing and financing activities:
Offering costs charged to additional paid-in capital	$883,803	$—
Initial classification of common stock subject to possible redemption	$307,221,850	$—
Change in value of common stock subject to possible redemption	$150,424	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

At September 30, 2017, the Company had not yet commenced operations. All activity through September 30, 2017, relates to the Company’s formation, its initial public offering (“Initial Public Offering” or “Offering”), which is described below, and identifying a target company for a Business Combination.

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

Following the closing of the Initial Public Offering on August 1, 2017, an amount of $270,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s income tax obligations.

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 Units being issued for $40,500,000, less the underwriters’ discount of $1,012,500, netting $39,487,500 which was deposited into the Trust Account. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 1,012,500 Private Placement Warrants at $1.00 per warrant, generating total gross proceeds of $1,012,500 less the advance payment of $600,000 towards this transaction (see Note 8) resulting in another $412,500 being deposited into the Trust Account resulting in $310,500,000 held in the Trust Account.

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of September 30, 2017, $1,637,079 of cash was held outside of the Trust Account, available for working capital purposes.

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

SEPTEMBER 30, 2017

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account, net of taxes payable (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The common stock subject to redemption has been recorded at redemption value and classified as temporary equity upon the completion of the Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 5), and any Public Shares held by them in favor of approving a Business Combination and not to redeem any public shares. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

The Company will have until February 1, 2019 (18 months from the closing of the Initial Public Offering) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

The Sponsor and other holders of Founder Shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination and liquidates within the Combination Period. In the event of such distribution, it is possible that the per share value of all the assets available for distribution (including Trust Account assets) will be a less than the $10.00 per Unit in the Offering. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus as filed with the SEC and declared effective on July 27, 2017, as well as the Company’s Balance Sheet included in its current report on Form 8-K, as filed with the SEC on August 7, 2017. The interim results for the six months ended September 30, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2018 or any future interim periods.

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

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2017 and March 31, 2017.

Cash and marketable securities held in Trust Account

At September 30, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Offering costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Offering. Offering costs amounting to $8,646,303 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2017, and March 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company has identified its Federal tax return and its State tax returns in Delaware, Georgia, Louisiana, New York, and North Carolina as “major” tax jurisdictions. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at September 30, 2017, have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 15,525,000 and 10,512,500 shares of common stock, respectively (2) rights sold in the Initial Public Offering that convert into 3,105,000 shares of common stock (3) the unit purchase option of up to 1,350,000 Units sold to the underwriters, exercisable at $10.00 per Unit, which consists of 1,350,000 shares of common stock, 675,000 warrants (convertible into 675,000 shares of common stock), and 1,350,000 rights (convertible into 135,000 shares of common stock) in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of a future event. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted shares is calculated as follows:

	Three Months Ended September 30, 2017		Six Months Ended September 30, 2017
Net income		$66,490		$40,170

Less: Income attributable to ordinary shares subject to redemption	(1)	(210,476)	(1)	(210,476)

Adjusted net loss		$(143,986)		$(170,306)

Weighted average shares outstanding, basic and diluted		7,623,216		5,458,161

Basic and diluted net loss per ordinary share		$(0.02)		$(0.03)

(1) Interest Income	$283,975
Less taxes	17,974
266,001
Percentage of ordinary shares subject to redemption to total ordinary shares	79.126%
Income attributable to ordinary shares subject to redemption	$210,476

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2017, and March 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

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

Proceeds of $310,500,000 from the Initial Public Offering and Private Placement Warrants are held in the trust account, along with any additional interest earned thereon not used to pay for taxes.

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

SEPTEMBER 30, 2017

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

Related Party Loans

The Company entered into a promissory note with the Sponsor, whereby the Sponsor agreed to loan the Company up to an aggregate amount not to exceed $600,000 (“Promissory Note”) to be used for the payment of expenses related to the Offering. The Promissory Note was non-interest bearing, unsecured and was due on the earlier of (i) December 31, 2017, or (ii) the date on which the Company consummated its initial public offering of its securities, or (iii) if the Company had determined to not proceed with the Offering, the date of the decision.

The Company repaid the note, on August 25, 2017, from the proceeds held in its operating account. There were $0 and $265,458 of advances outstanding, as of September 30, 2017 and March 31, 2017, respectively.

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

Related Party Fees

The Company has incurred related party administrative fees of $20,000 per month beginning July 2017. These costs have been included in the formation and operating costs in the Company’s Statements of Operations. The administrative fees incurred by the Company were $60,000 and $60,000 for the three and six months ended September 30, 2017, respectively.

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

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 4,050,000 additional Units to cover over-allotments at the Offering price, less the underwriting discounts and commissions. On August 4, 2017, the underwriters elected to exercise their over-allotment option in full to purchase 4,050,000 Units at a purchase price of $10.00 per Unit.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Unit Purchase Option

The Company sold to EBC and its co-underwriters, for $100, an option to purchase up to 1,350,000 units exercisable at $10.00 per Unit (or an aggregate exercise price of $13,500,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Offering (July 27, 2018) and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Offering. The Units issuable upon exercise of this option are identical to those offered in the Offering. The Company has accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity.

The Company estimated that the fair value of this unit purchase option was approximately $4,547,505 (or $3.37 per Unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.80% and (3) expected life of five years. The option and the 1,350,000 Units have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Offering except to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of Common Stock at a price below its exercise price.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001. At September 30, 2017, and March 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. At September 30, 2017, and March 31, 2017 there were 8,101,582 and 10,800, respectively, shares of Common Stock issued and outstanding, (excluding 30,710,918 and -0- shares of common stock subject to possible redemption).

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

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination, or (b) 12 months from the closing of the Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Common stock issuable upon exercise of the Public Warrants is not effective within 5 years immediately following the consummation of Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

7. STOCKHOLDERS’ EQUITY (cont.)

The Private Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Offering, except that the Private Placement Warrants and the Common Stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(Unaudited)

8. FAIR VALUE MEASUREMENTS

The Company follows guidance in ASC 820 for its financial assets and liabilities that are re-measured at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2017 and March 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2017	March 30, 2017
Assets:
Cash and marketable securities held in Trust Account	1	$310,783,975	$—

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

Overview

We are a blank check company incorporated on April 7, 2016, in Delaware for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses that we have not yet identified (a “Business Combination”).

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

Following the closing of the Initial Public Offering on August 1, 2017, an amount of $270,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s income tax obligations.

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 Units being issued for $40,500,000, less the underwriters’ discount of $1,012,500, netting $39,487,500 which was deposited into the Trust Account. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 1,012,500 Private Placement Warrants at $1.00 per warrant, generating total gross proceeds of $1,012,500 less the advance payment of $600,000 towards this transaction (see Note 8) resulting in another $412,500 being deposited into the Trust Account bringing the balance in the Trust Account on August 4, 2017, to $310,500,000.

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of September 30, 2017, $1,637,079 of cash was held outside of the Trust Account, available for working capital purposes.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to September 30, 2017, were organizational activities and those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering, which we expect to be relatively insignificant in view of currently low interest rates on risk-free investments. There have been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended September 30, 2017, we had net income of $66,490, which consists of interest income on marketable securities held in the Trust Account $283,975, offset by operating costs and taxes of $217,485.

For the six months ended September 30, 2017, we had net income of $40,170, which consists of interest income on marketable securities held in the Trust Account $283,975, offset by operating costs and taxes of $243,805.

Liquidity and Capital Resources

As of September 30, 2017, we had cash of $1,637,079 and cash and marketable securities held in Trust Account available to pay taxes of $17,974. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and certain of our officers and directors and loans from the Sponsor pursuant to the terms of a promissory note.

On August 1, 2017, we consummated the Initial Public Offering of 27,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $270,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,500,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant, generating total proceeds of $9,500,000. On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 Units being issued for $40,500,000, less the underwriter’s discount of $1,012,500, netting $39,487,500. In connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,012,500 Private Placement Warrants at $1.00 per warrant, generating total gross proceeds of $1,012,500.

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

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $310,500,000 was placed in the Trust Account and we had $2,327,118 of cash held outside the Trust Account, after payment of all costs related to the Initial Public Offering and the exercise of the over-allotment option, and available for working capital purposes. We incurred $8,646,303 in Initial Public Offering related costs, including $7,762,500 of underwriting fees and $883,803 of Initial Public Offering Costs.

As of September 30, 2017, we had cash and marketable securities held in the Trust Account of $310,783,975 (including $283,975 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. A portion of the interest income of $17,974 has been recorded as a current asset and may be available to us to pay taxes.

For the six months ending September 30, 2017, cash used in operating activities amounted to $206,781, resulting from net income of $40,170, interest earned on cash and marketable securities held in Trust Account of $283,975 and changes in our assets and liabilities of $37,024.

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

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our Initial Public Offering, the sale of Private Units and the sale of over-allotment units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated July 27, 2017, filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated July 27, 2017, filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

We paid a total of $7,762,500 in underwriting discounts and commissions and approximately $883,803 for other costs and expenses related to the Initial Public Offering. After deducting the underwriting discounts and commissions and the estimated offering expenses, the total net proceeds from our Initial Public Offering and the Private Placement was $312,366,297, of which $310,500,000 (or approximately $10.00 per unit sold in the Initial Public Offering) was placed in the Trust Account.

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

PENSARE ACQUISITION CORPORATION

Date: November 15, 2017		/s/ Darrell J. Mays
	Name:	Darrell J. Mays
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ John Foley
	Name:	John Foley
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)