Form 10-Q
period 2017-12-31
PENSARE ACQUISITION Corp
filed 2018-02-14
CIK 1704760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-38167

PENSARE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-2402421
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1720 Peachtree Street, Suite 629 Atlanta, GA 30309 (Address of principal executive offices) (404) 234-3098 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of February 13, 2018, 38,812,500 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

PENSARE ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

PENSARE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	December 31, 2017	March 31, 2017
	(Unaudited)
ASSETS
Current Assets
Cash	$1,182,721	$8,562
Cash and marketable securities held in Trust Account available to pay taxes	22,763	—
Prepaid expenses	98,112	—
Other current assets	12,560	—
Total Current Assets	1,316,156	8,562

Deferred offering costs	—	255,109
Office furniture and equipment, net	18,307	—
Cash and marketable securities held in Trust Account	311,313,229	—
TOTAL ASSETS	$312,647,692	$263,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$265,302	$2,395
Accrued offering costs	9,360	55,000
Taxes payable	22,563	—
Promissory notes -related party	—	265,458
Total Current Liabilities	297,225	322,853

Commitments
Common stock subject to possible redemption, 30,654,761 and -0- shares at redemption value as of December 31, 2017 and March 31, 2017, respectively	307,350,466	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 and 10,000,000 shares authorized; 8,157,739 and 10,800 shares issued and outstanding as of December 31, 2017 and March 31, 2017, (excluding 30,654,761 and -0- shares subject to possible redemption; respectively)	8,158	11
Additional paid – in capital	5,032,675	—
Accumulated deficit	(40,832)	(59,193)
Total Stockholders’ Equity (Deficit)	5,000,001	(59,182)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,647,692	$263,671

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2017	Three Months Ended December 31, 2016	Nine Months Ended December 31, 2017	Period from April 7, 2016 (inception) to December 31, 2016

Operating and formation costs	$569,036	$20,620	$794,867	$32,027
Net Loss	(569,036)	(20,620)	(794,867)	(32,027)

Other income:
Interest income	552,017	—	835,992	—

Income (loss) before taxes	(17,019)	(20,620)	41,125	(32,027)
Provision for income taxes	(4,790)	—	(22,764)	—

Net income (loss)	$(21,809)	$(20,620)	$18,361	$(32,027)

Weighted average shares outstanding, basic and diluted	8,101,582	10,800	6,342,506	10,800

Basic and diluted net loss per common share (Note 2)	$(0.06)	$(1.91)	$(0.10)	$(2.97)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31, 2017	Period from April 7, 2016 (inception) to December 31, 2016
Cash Flows from Operating Activities:
Net income (loss)	$18,361	$(32,027)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(835,992)	—
Depreciation	610	—
Changes in operating assets and liabilities:
Prepaid expenses	(98,112)	—
Other current assets	(12,560)	—
Subscriptions receivable	—	(11)
Taxes Payable	22,563	—
Accounts payable and accrued expenses	262,908	5,137
Net cash used in operating activities	(642,222)	(26,901)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(310,500,000)	—
Acquisition of fixed assets	(18,917)	—
Net cash used in investing activities	(310,518,917)	—

Cash Flows from Financing Activities:
Proceed from issuance of common stock to initial shareholders	24,989	11
Proceeds from sale of Units, net of underwriting discounts paid	302,737,500	—
Proceeds from sale of Placement Units	10,512,500	—
Proceeds from UPO Sale	100	—
Payment of offering costs	(674,333)	(98,268)
Proceeds from promissory notes - related party	277,881	127,950
Repayment of promissory notes - related party	(543,339)	—
Net cash provided by financing activities	312,335,298	29,693

Net Change in Cash	1,174,159	2,792
Cash - Beginning	8,562	—
Cash - Ending	$1,182,721	$2,792

Supplemental Information
Interest paid	$—	$—
Income taxes paid	$200	$—

Non – Cash investing and financing activities:
Offering costs charged to additional paid-in capital	$883,803	$—
Initial classification of common stock subject to possible redemption	$307,221,850	$—
Change in value of common stock subject to possible redemption	$128,616	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

At December 31, 2017, the Company had not yet commenced operations. All activity through December 31, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering” or “Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statements for the Company’s Initial Public Offering were declared effective on July 27, 2017. On August 1, 2017, the Company consummated the Initial Public Offering of 27,000,000 units (“Units” and with respect to the common stock included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $270,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,500,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, Pensare Sponsor Group LLC (the “Sponsor”), MasTec, Inc. (“MasTec”) and EarlyBirdCapital, Inc. (“EBC”), generating gross proceeds of $9,500,000, which is described in Note 4.

Following the closing of the Initial Public Offering on August 1, 2017, an amount of $270,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s income tax obligations.

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 Units being issued for $40,500,000, less the underwriters’ discount of $1,012,500, netting $39,487,500 which was deposited into the Trust Account. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 1,012,500 Private Placement Warrants at $1.00 resulting in a total of $310,500,000 held in the Trust Account.

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of December 31, 2017, $1,182,721 of cash was held outside of the Trust Account, available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants (subject to terms and conditions set forth in the certain trust agreement), although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

DECEMBER 31, 2017

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus as filed with the SEC and declared effective on July 27, 2017, as well as the Company’s Balance Sheet included in its current report on Form 8-K, as filed with the SEC on August 7, 2017. The interim results for the nine months ended December 31, 2017 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2018 or any future interim periods.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2017 and March 31, 2017.

Cash and marketable securities held in Trust Account

At December 31, 2017, the assets held in the Trust Account were held in cash and U.S. Treasury Bills.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2017, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2017 and March 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at December 31, 2017 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 15,525,000 and 10,512,500 shares of common stock, respectively (2) rights sold in the Initial Public Offering that convert into 3,105,000 shares of common stock (3) the unit purchase option of up to 1,350,000 Units sold to the underwriters, exercisable at $10.00 per Unit, which consists of 1,350,000 shares of common stock, 675,000 warrants (convertible into 675,000 shares of common stock), and 1,350,000 rights (convertible into 135,000 shares of common stock), in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of a future event. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted shares is calculated as follows:

	Three Months Ended December 31, 2017		Three Months Ended December 31, 2016	Nine Months Ended December 31, 2017		Nine Months Ended December 31, 2016
Net (Loss) Income		$(21,809)	$(20,620)		$18,361	$(32,027)
Less: Income attributable to ordinary shares subject to redemption	(a)	(433,070)	—	(1)	(643,581)	—
Adjusted net loss		$(454,879)	$(20,620)		$(625,220)	$(32,027)

Weighted average shares outstanding, basic and diluted		8,101,582	10,800		6,342,506	10,800

Basic and diluted net loss per ordinary share		$(0.06)	$(1.91)		$(0.10)	$(2.97)

(a) Interest Income		$552,017	$—		$835,992	$—
Less Taxes		4,790	—		22,764	—
		$547,227	$—		$813,228	$—

Percentage of ordinary shares subject to total ordinary shares		79.14%	0.00%		79.14%	0.00%
Income attributable to ordinary shares subject to redemption		$433,070	$—		$643,581	$—

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2017 and March 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Subsequent events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Other than as described in these financial statements, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statement

3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,000,000 units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, par value $0.001, of the Company (“Common Stock”) one right (“Public Right”) and one-half of one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon consummation of a Business Combination (see Note 7). Each whole Public Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 (see Note 7)

On August 4, 2017, the over-allotment option was exercised in full and the underwriters purchased 4,050,000 additional Units at $10.00 per Unit, generating gross proceeds of $40,500,000.

Proceeds of $310,500,000 from the Initial Public Offering and Private Placement Warrants are held in the trust account, along with any additional interest earned thereon not used to pay for taxes.

4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor, MasTec and EBC purchased 9,500,000 Private Placement Warrants at $1.00 per warrant in a private placement generating gross proceeds of $9,500,000. Simultaneously with the sale of the over-allotment Units, the Company consummated the sale of an additional 1,012,500 warrants at $1.00 per warrant, generating gross proceeds of $1,012,500. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are identical to the Warrants sold in the Offering except that the Private Placement Warrants (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. In addition, the Private Placement Warrants and their component securities may not be transferable, assignable or salable until 30 days after the consummation of a Business Combination, subject to certain limited exceptions.

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

DECEMBER 31, 2017

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

The Company repaid the note, on August 25, 2017, from the proceeds held in its operating account. There were $0 and $265,458 of advances outstanding, as of December 31, 2017 and March 31, 2017, respectively.

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

The Company received a Commitment Letter from its Chief Executive Officer and managing member of the Sponsor, Pensare Sponsor Group, LLC (“PSG”) whereby the managing member of PSG commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of Seven Hundred and Fifty Thousand Dollars ($750,000). The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a business combination, any such loans will be forgiven.

As of December 31, 2017 the Company had no promissory notes outstanding.

Related Party Fees

The Company has incurred related party administrative fees of $20,000 per month beginning August 2017. These costs have been included in the operating and formation costs in the Company’s Statements of Operations. The administrative fees incurred by the Company were $40,000 and $100,000 for the three and nine months ended December 31, 2017, respectively.

6. COMMITMENTS & CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants (and their underlying securities) and any warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities will be entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

6. COMMITMENTS & CONTINGENCIES (cont)

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(Unaudited)

7. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001. At December 31, 2017 and March 31, 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. At December 31, 2017 and March 31, 2017 there were 8,157,739 and 10,800, respectively, shares of Common Stock issued and outstanding, (excluding 30,654,761 and -0- shares of common stock subject to possible redemption).

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

DECEMBER 31, 2017

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

DECEMBER 31, 2017

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2017 and March 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2017	March 30, 2017

Assets:

Cash and marketable securities held in Trust Account	1	$311,335,992	$—

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

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of December 31, 2017, $1,182,721 of cash was held outside of the Trust Account, available for working capital purposes.

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region although we intend to focus on businesses in the wireless telecommunications industry in the United States. We intend to utilize cash derived from the proceeds of our initial public offering of securities (the “Initial Public Offering”) and the private placement of our warrants (the “Private Placement”), our securities, debt or a combination of cash, securities and debt, in effecting a Business Combination. The issuance of additional shares of common stock or warrants in a Business Combination:

●	may significantly dilute the equity interest of existing stockholders;
●	could cause a change of control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;
●	may have the effect of delaying or preventing a change of control by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
●	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our cash flows after an initial business combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;
●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and /or
●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to December 31, 2017 were organizational activities and those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering, which we expect to be relatively insignificant in view of currently low interest rates on risk-free investments. There have been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended December 31, 2017, we had net loss of ($21,809), which consists of interest income on marketable securities held in the Trust Account $552,017, offset by operating costs and taxes of $573,826.

For the nine months ended December 31, 2017, we had net income of $18,361, which consists of interest income on marketable securities held in the Trust Account $835,992, offset by operating costs and taxes of $817,631.

Liquidity and Capital Resources

As of December 31, 2017, we had cash of $1,182,721 and cash and marketable securities held in Trust Account available to pay taxes of $22,763. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and certain of our officers and directors and loans from the Sponsor pursuant to the terms of a promissory note.

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

As of December 31, 2017, we had cash and marketable securities held in the Trust Account of $311,335,992 (including $835,992 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. A portion of the interest income of $22,763 has been recorded as a current asset and may be available to us to pay taxes.

For the nine months ending December 31, 2017, cash used in operating activities amounted to $642,222 resulting from net income of $18,362, interest earned on cash and marketable securities held in Trust Account of $835,992 and changes in our assets and liabilities of $174,799.

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

The Company received a Commitment Letter from its Chief Executive Officer and managing member of the Sponsor, Pensare Sponsor Group, LLC (“PSG”) whereby the managing member of PSG commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of Seven Hundred and Fifty Thousand Dollars ($750,000). The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a business combination, any such loans will be forgiven.

As of December 31, 2017 the Company had no promissory notes outstanding.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2017. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

PENSARE ACQUISITION CORPORATION

Date: February 14, 2018		/s/ Darrell J. Mays
	Name:	Darrell Mays
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ John Foley
	Name:	John Foley
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)