Form 10-K
period 2018-03-31
PENSARE ACQUISITION Corp
filed 2018-06-28
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2018

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38167

PENSARE ACQUISITION CORP.

Delaware	81-2402421
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1720 Peachtree Street, Suite 629

Atlanta, GA 30309

(404) 234-3098

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.001 per share

Rights, each exchangeable into one-tenth of one share of Common Stock

Warrants, each exercisable for one share of Common Stock at an exercise price of $11.50

Units, each consisting of one share of Common Stock, one Right and one Warrant

Name of each exchange on which registered:

NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes   ☐   No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒   No   ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No   ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No   ☐.

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on September 29, 2017 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $259.7 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 28, 2018, 38,812,500 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this annual report on Form 10-K:

●       references to “we,” “us” or “the Company” refer to Pensare Acquisition Corp.;

●       references to “founder shares” refer to the 7,762,500 ordinary shares issued prior to our initial public offering (after giving effect to the stock dividend effected prior to our initial public offering);

●       references to “initial stockholders” refer to the holders of the founder shares;

●       references to “common stock” are to our common stock, par value $0.001 per share;

●       references to our “public shares,” “public warrants” and “rights” refer to common stock, warrants and rights which were sold as part of the units in our initial public offering and references to “public stockholders” and “public warrantholders” refer to the holders of our public shares and public warrants, including our sponsor and management team to the extent they purchase public shares or public warrants, provided that their status as “public stockholders” and “public warrantholders” shall exist only with respect to such public shares or public warrants;

●       references to “private warrants” refer to the warrants that we sold privately to our sponsor, MasTec and EBC upon consummation of our initial public offering;

●       references to our “sponsor” refer to Pensare Sponsor Group, LLC;

●       references to “MasTec” refer to MasTec, Inc.; and

●       references to “EBC” refer to EarlyBirdCapital, Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this annual report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●       ability to complete our initial business combination;

●       success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●       officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●       potential ability to obtain additional financing to complete our initial business combination;

●       pool of prospective target businesses;

●       the ability of our officers and directors to generate a number of potential investment opportunities;

●       potential change in control if we acquire one or more target businesses for stock;

●       the potential liquidity and trading of our securities;

●       the lack of a market for our securities;

●       use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●       financial performance.

ii

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

iii

PART I

Item 1.     Business

Introduction

We are a blank check company formed pursuant to the laws of the State of Delaware on April 7, 2016 for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to in this report as the initial business combination. While our efforts in identifying a prospective target business for our initial business combination are not limited to a particular industry or geographic region, we have initially focused our search on identifying a prospective target business in the wireless telecommunications industry in the United States, as described below.

We expect that the wireless telecommunications industry will experience significant growth in coming years. Global mobile data traffic increased by 63% in 2016, and is projected to continue to increase by similar rates for the coming five years, according to the Cisco Visual Networking Index Forecast. Demands on the total wireless network are expected to reach 1,000 times existing capacity levels. In fiscal 2017, the total capital expenditure by the four largest carriers (AT&T, Verizon, Sprint and T-Mobile) is expected to be approximately $50 billion. We believe that these large telecommunications operators are increasingly focusing on the extreme ends of the industry value chain, in particular the production, ownership, licensing and distribution of content and the acquisition, retention and exploitation of end-user subscribers, as evidenced by high-profile public transactions such as the acquisitions by AT&T of Time Warner and DirecTV for $85.4 billion and $48.5 billion, respectively.  Additionally, AT&T has divested itself of its wireless tower portfolio in an approximately $4.85 billion sale to Crown Castle, while simultaneously entering into lease contacts with terms reaching to 2032 through 2048. We believe that this trend of increasing externalization of infrastructure-related assets and services, allowing the operators to focus on content and subscriber products and services, creates significant opportunities for third-party providers, and we intend to focus on acquisition opportunities among such providers of infrastructure-related assets and services.

 We seek to capitalize on the significant investing and operating experience and contacts of our officers and directors in consummating an initial business combination. Our Chief Executive Officer, Darrell J. Mays, has over 30 years’ experience in the wireless telecommunications industry and our President, Dr. Robert Willis, Chairman of the Board, Lawrence E. Mock, Jr., independent directors Bert Ellis, Suzanne Shank and Karl Krapek and special advisors Rayford Wilkins, Jr., Dr. David Panton and Michael Pietropola, have significant experience in private investments, ownership and management of businesses of many types, large and small. While we may pursue an acquisition opportunity in any industry or sector and in any region, we intend to focus on industries that complement our management team’s background so we can capitalize on their ability to identify, acquire and operate a business. We therefore intend to initially focus on companies in the wireless telecommunications industry; however, we may decide to enter into an initial business combination with a target business that is not connected to the wireless telecommunications industry.

 We believe our sponsor’s and management team’s deal sourcing, investing and operating expertise, as well as their network of contacts will position us to take advantage of opportunities in the wireless telecommunications industry. We believe this expertise and network of contacts will allow us to generate a number of acquisition opportunities. As a result of their investing and operating expertise, we believe there are a number of high-quality wireless telecommunications businesses with adequate scale to be attractive public companies.

 We intend to seek out potential targets that enjoy proven business models and attractive growth profiles. We also believe our sponsor’s and management team’s extensive experience in deal sourcing from private and public sources, as well as their advisory and consulting engagements, provide unique insight when identifying potential business combination opportunities and creating value. We believe their experience and proximity to real-time information positions us to obtain access to differentiated deal flow, frequently in a non-competitive manner and prior to other parties with an interest in such transactions.

The registration statements for the Company’s initial public offering were declared effective on July 27, 2017. On August 1, 2017, the Company consummated the initial public offering of 27,000,000 units at $10.00 per unit, generating gross proceeds of $270,000,000.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of private warrants at a price of $1.00 per warrant in a private placement to the sponsor, MasTec and EBC, generating gross proceeds of $9,500,000 (the “private placement”).

Following the closing of the initial public offering on August 1, 2017, an amount of $270,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the private warrants was placed in a trust account (the “Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s income tax obligations.

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 units being issued for $40,500,000, less the underwriters’ discount of $1,012,500, netting $39,487,500 which was deposited into the Trust Account. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 1,012,500 private warrants at $1.00 per warrant, generating total gross proceeds of $1,012,500 less the advance payment of $600,000 towards that transaction resulting in an additional $412,500 being deposited into the Trust Account and bringing the balance in the Trust Account on August 4, 2017 to $310,500,000.

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of March 31, 2018, $482,676 of cash was held outside of the Trust Account, available for working capital purposes.

Business Strategy

We expect that the wireless telecommunications industry will experience significant growth in coming years. Global mobile data traffic increased by 63% in 2016, and is projected to continue to increase by similar rates for the coming five years, according to the Cisco Visual Networking Index Forecast. Demands on the total wireless network are expected to reach 1,000 times existing capacity levels. In fiscal 2017, the total capital expenditure by the four largest carriers (AT&T, Verizon, Sprint and T-Mobile) is expected to be approximately $50 billion. We believe that these large telecommunications operators are increasingly focusing on the extreme ends of the industry value chain, in particular the production, ownership, licensing and distribution of content and the acquisition, retention and exploitation of end-user subscribers, as evidenced by high-profile public transactions such as the acquisitions by AT&T of Time Warner and DirecTV for $85.4 billion and $48.5 billion, respectively.  Additionally, AT&T has divested itself of its wireless tower portfolio in an approximately $4.85 billion sale to Crown Castle, while simultaneously entering into lease contacts with terms reaching to 2032 through 2048. We believe that this trend of increasing externalization of infrastructure-related assets and services, allowing the operators to focus on content and subscriber products and services, creates significant opportunities for third-party providers, and we intend to focus on acquisition opportunities among such providers of infrastructure-related assets and services.

We will seek to capitalize on the significant investing and operating experience and contacts of our officers and directors in consummating an initial business combination. Our Chief Executive Officer, Darrell J. Mays, has over 30 years’ experience in the wireless telecommunications industry and our President, Dr. Robert Willis, Chairman of the Board, Lawrence E. Mock, Jr., independent directors Bert Ellis, Suzanne Shank and Karl Krapek and special advisors Rayford Wilkins, Jr., Dr. David Panton and Michael Pietropola, have significant experience in private investments, ownership and management of businesses of many types, large and small. While we may pursue an acquisition opportunity in any industry or sector and in any region, we intend to focus on industries that complement our management team’s background so we can capitalize on their ability to identify, acquire and operate a business. We therefore intend to initially focus on companies in the wireless telecommunications industry; however, we may decide to enter into an initial business combination with a target business that is not connected to the wireless telecommunications industry.

We believe our sponsor’s and management team’s deal sourcing, investing and operating expertise, as well as their network of contacts will position us to take advantage of opportunities in the wireless telecommunications industry. We believe this expertise and network of contacts will allow us to generate a number of acquisition opportunities. As a result of their investing and operating expertise, we believe there are a number of high-quality wireless telecommunications businesses with adequate scale to be attractive public companies.

We intend to seek out potential targets that enjoy proven business models and attractive growth profiles. We also believe our sponsor’s and management team’s extensive experience in deal sourcing from private and public sources, as well as their advisory and consulting engagements, provide unique insight when identifying potential business combination opportunities and creating value. We believe their experience and proximity to real-time information positions us to obtain access to differentiated deal flow, frequently in a non-competitive manner and prior to other parties with an interest in such transactions.

Competitive Strengths

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We intend to use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any of these criteria and guidelines.

We intend to seek to acquire companies that we believe:

●	have strong competitive positions, proven business models, consistent historical financial performance and attractive growth prospects;

●	have limited access to capital markets due to external factors;

●	could benefit from the substantial expertise, experience and network of our sponsor and management team, who could assist with, for example, growth strategy, international expansion, operations and the evaluation and integration of acquisitions;

●	are well positioned to participate in sector consolidation and would benefit from a public acquisition currency;

●	would avoid the potentially onerous terms, such as liquidation preferences, that are often characteristic of late state private growth financing rounds; and

●	offer attractive risk-adjusted returns.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant.

Effecting Our Initial Business Combination

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and related conversions of public shares for cash upon consummation of such initial business combinations even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to the tender offer rules of the Securities and Exchange Commission, or SEC. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination.

We have until February 1, 2019 to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per share of common stock (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Our initial business combination must occur with one or more target businesses that together have a fair market value of at least 80% of the assets held in the Trust Account (excluding taxes payable on the income earned on the Trust Account) at the time of the agreement to enter into the initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). Even though our board of directors will rely on generally accepted standards, our board of directors will have discretion to select the standards employed. In addition, the application of the standards generally involves a substantial degree of judgment. Accordingly, investors will be relying on the business judgment of the board of directors in evaluating the fair market value of the target or targets. The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able independently to determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires more than 50% of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of trust account balance test.

MasTec has indicated that if, at the time we identify a potential target for a business combination, the transaction requires a commitment of capital, it will, if requested, consider providing such a commitment. The execution of any binding agreement to provide such additional financing would be in MasTec’s sole discretion at the time and would be subject to the transaction meeting its investment criteria and the completion of customary due diligence and documentation. Accordingly, there is no assurance that MasTec will ultimately agree to provide such additional financing.

Employees

We have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We currently have one part-time employee, and we do not intend to have any full-time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stock, rights and warrants under the Securities Exchange Act of 1934 (the “Exchange Act”) and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements audited and reported on by our independent registered public accountants. These filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may also read and copy any document that we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

Pensare Acquisition Corp.

1720 Peachtree Street

Suite 629

Atlanta, GA 30309

Tel: (404) 234-3098

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards as issued by the international accounting standards board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending March 31, 2019 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

        We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion or our total annual revenues exceed $1.07 billion or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards.

Item 1A. Risk Factors

Ownership of our securities involves a high degree of risk. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and a holder of our securities could lose all or part of its investment. This report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

We have no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We have no operating results to date. Since we do not have an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to consummate an initial business combination. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are unable to consummate a business combination, our public stockholders may be forced to wait more than 18 months from the closing of our initial public offering before receiving distributions from the Trust Account.

We have until February 1, 2019 to complete a business combination. We have no obligation to return funds to investors prior to such date unless (i) we consummate a business combination prior thereto or (ii) we seek to amend our amended and restated certificate of incorporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this full-time period will public security holders be entitled to distributions from the Trust Account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, rights or warrants, potentially at a loss.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described elsewhere in this report. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, Nasdaq rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

Our security holders are not entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering and the sale of the private warrants are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, our security holders are not afforded the benefits or protections of those rules which would, for example, completely restrict the transferability of our securities, require us to complete a business combination within 18 months of the effective date of the initial registration statement and restrict the use of interest earned on the funds held in the Trust Account. Because we are not subject to Rule 419, our units were immediately tradable upon the consummation of our initial public offering, we will be entitled to withdraw amounts from the funds held in the Trust Account prior to the completion of a business combination and we may have a longer period of time to complete such a business combination than we would if we were subject to such rule.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. As of June 28, 2018, there were 29,885,000 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants (including the private warrants), rights and unit purchase options (including the rights and warrants underlying the unit purchase options). As of June 28, 2018, there were no shares of preferred stock issued and outstanding. Although we have no commitment as of the date of this report, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the Trust Account. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of our current security holders;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

If we incur indebtedness, our lenders will not have a claim on the cash in the Trust Account and such indebtedness will not decrease the per-share conversion amount in the Trust Account.

If the funds not being held in trust are insufficient to allow us to operate for at least 18 months from the closing of our initial public offering, we may be unable to complete a business combination.

We believe that the funds available to us outside of the Trust Account, together with funds that may be made available to us by our sponsor, officers, directors and their affiliates through loans, will be sufficient to allow us to operate through February 1, 2019, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the Trust Account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we seek to have all vendors and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we are unable to complete a business combination and distribute the proceeds held in trust to our public stockholders, our sponsor has agreed (subject to certain exceptions described in our final prospectus filed with the SEC on July 31, 2017) that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. However, it may not be able to meet such obligation. Therefore, the per-share distribution from the Trust Account may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, we may not be able to return to our public stockholders at least $10.00 per share. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such indemnification obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until 18 months from the closing of our initial public offering. If we have not completed a business combination by February 1, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the Trust Account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our directors may decide not to enforce our sponsor’s indemnification obligations, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below $10.00 per public share and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce such indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce such indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If we do not file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of common stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised his warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless.

A warrantholder will only be able to exercise a warrant if the issuance of shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold and may be subject to redemption.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding warrants.

Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of at least 50% of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders. Accordingly, we would need only 2,506,251, or 16.1%, of the public warrants to vote in favor of a proposed amendment for it to be approved (assuming the holders of the private warrants all voted in favor of the amendment).

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least 50% of the then outstanding rights.

Our rights were issued in registered form under a right agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The right agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The right agreement requires the approval by the holders of at least 50% of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

Although we intend to initially focus our search on identifying a prospective target business in the wireless telecommunications industry, we are not limited to such industry and may consummate a business combination with a company in any industry we choose. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to our security holders than a direct investment, if an opportunity were available, in a target business.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. We cannot assure you that any of our key personnel will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, our officers may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

Additionally, the role of our key personnel after a business combination cannot presently be ascertained. Although some of our key personnel may continue to serve in senior management or advisory positions following a business combination, it is likely that most, if not all, of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to acquire.

Although we intend to initially focus our search on identifying a prospective target business in the wireless telecommunications industry, which is where our management team has its most experience, we are not limited to such industry and may consummate a business combination with a target business in any geographic location or industry we choose. We cannot assure you that our officers and directors will have enough experience or have sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding a business combination.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements or other appropriate arrangements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers and directors may allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

Our sponsor and MasTec, which are affiliated with certain of our officers and directors, have agreed to waive their right to convert their founder shares and any other shares they purchase, or to receive distributions from the Trust Account with respect to their founder shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the founder shares will be worthless if we do not consummate a business combination. Additionally, the warrants, including the private warrants held by our sponsor and MasTec, will expire worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers, through their interests in our sponsor and MasTec, may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

Certain of our officers have, and any of our officers and directors or their affiliates may in the future have, outside fiduciary and contractual obligations and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Certain of our directors have, and any of our officers and directors or their affiliates may in the future have, fiduciary and contractual obligations to other companies. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with the consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business.

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are currently listed on Nasdaq, a national securities exchange. We cannot assure you that our securities will continue to be listed on Nasdaq in the future prior to an initial business combination. Additionally, in connection with our initial business combination, it is likely that Nasdaq will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity with respect to our securities;

●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, common stock, rights and warrants are currently listed on Nasdaq, our units, common stock, rights and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our shares of common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion or annual revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these provisions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate a business combination with a single target business, although we have the ability to simultaneously acquire several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

Alternatively, if we determine to simultaneously acquire several businesses, and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combinations. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies into a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights or sell their shares to us in a tender offer may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise conversion rights or seek to sell their shares to us in a tender offer, we may either need to reserve part of the Trust Account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

In connection with any vote to approve a business combination, we will offer each public stockholder the option to vote in favor of a proposed business combination and still seek conversion of his, her or its shares.

In connection with any vote to approve a business combination, we will offer each public stockholder (but not our sponsor, officers or directors) the right to have his, her or its shares of common stock converted to cash (subject to the limitations described in our final prospectus filed with the SEC on July 31, 2017) regardless of whether such stockholder votes for or against such proposed business combination. This ability to seek conversion while voting in favor of our proposed business combination may make it more likely that we will consummate a business combination.

In connection with any stockholder meeting called to approve a proposed initial business combination, we may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he is voting for or against such proposed business combination, to demand that we convert his shares into a pro rata share of the Trust Account as of two business days prior to the consummation of the initial business combination. We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holders’ option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If, in connection with any stockholder meeting called to approve a proposed business combination, we require public stockholders who wish to convert their shares to comply with specific requirements for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System as described above and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering and the sale of the private warrants, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval or engaging in a tender offer in connection with any proposed business combination may delay the consummation of such a transaction. Additionally, our outstanding rights and warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering and the sale of the private warrants will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private warrants prove to be insufficient, because of either the size of the business combination, the depletion of the available net proceeds in search of a target business or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders own approximately 20% of our issued and outstanding shares of common stock. In addition, our sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor and initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination.

Our board of directors is divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding rights, warrants and unit purchase options may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We issued rights to receive 3,105,000 shares of common stock and warrants to purchase 15,525,000 shares of common stock as part of the units sold in our initial public offering and private warrants to purchase 10,512,500 shares of common stock. We also issued unit purchase options to purchase 1,350,000 units to EBC (and/or its designees) which, if exercised, will result in the issuance of 1,350,000 shares of common stock, rights to receive 135,000 shares of common stock and warrants to purchase an additional 675,000 shares of common stock. We may also issue other warrants to our sponsor, officers or directors in payment of working capital loans made to us as described in our final prospectus filed with the SEC on July 31, 2017. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these rights, warrants and unit purchase options could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our rights, warrants and unit purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the rights, warrants or unit purchase option could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

Because each unit contains one right to receive one-tenth of one share of our common stock and one-half of one warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one right to receive one-tenth of one share of our common stock and one-half of one warrant. Because, pursuant to the warrant agreement, the warrants may only be exercised for a whole number of shares, only a whole warrant may be exercised at any given time. This is different from other blank check companies whose units include one share of common stock and one warrant to purchase one whole share. We established the components of the units in this way in order to reduce the dilutive effect of the rights and warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half, and the rights will be convertible into a fraction, of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive business combination partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to the holder, thereby making such warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force warrantholders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of such warrants. None of the private warrants will be redeemable by us so long as they are held by the initial purchasers or their permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

If our security holders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to demand that we register the resale of the founder shares at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, the holders of the private warrants and any warrants our sponsor, officers, directors, or their affiliates may be issued in payment of working capital loans made to us are entitled to demand that we register the resale of the private warrants and any other warrants we issue to them (and the underlying shares of common stock) commencing at any time after we consummate an initial business combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act. Since we will invest the proceeds held in the Trust Account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act.

If we are nevertheless deemed to be an investment company under the Investment Company Act, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

If we do not conduct an adequate due diligence investigation of a target business, we may subsequently be required to take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business, this diligence may not reveal all material issues that may affect a particular target business, and factors outside the control of the target business and outside of our control may later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may later be forced to write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing during or subsequent to the business combination.

The requirement that we complete an initial business combination within 18 months from the closing of our initial public offering may give potential target businesses leverage over us in negotiating a business combination.

We have until February 1, 2019 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to acquire and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to acquire if it is an entity that is affiliated with any of our officers, directors or sponsor. In all other instances, we will have no obligation to obtain an opinion. Accordingly, investors will be relying solely on the judgment of our board of directors in approving a proposed business combination.

Resources could be spent researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and may require that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending March 31, 2019. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’s home jurisdiction, including any of the following:

●	rules and regulations or currency conversion or corporate withholding taxes on individuals;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under federal securities laws.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into two classes, each of which generally serves for a term of two years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we will not be able to complete a business combination with prospective target businesses unless their financial statements are prepared in accordance with such standards.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, as issued by the international accounting standards board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

There may be tax consequences to our business combinations that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2.     Properties

We currently maintain our principal executive offices at 1720 Peachtree Street, Suite 629, Atlanta, GA 30309. The cost for this space is included in the $20,000 per-month fee our sponsor charges us for general and administrative services pursuant to a letter agreement between us and our sponsor. We believe, based on rents and fees for similar services in Atlanta, GA, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.     Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the ten years preceding the date of this report.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our equity securities trade on the Nasdaq Capital Market. Each of our units consists of one share of common stock, one right and one-half of one warrant and trades on the Nasdaq Capital Market under the symbol “WRLSU”. The common stock, rights and warrants underlying our units began trading separately on the Nasdaq Capital Market under the symbols “WRLS,” “WRLSR” and “WRLSW,” respectively, on August 8, 2017. Each right entitles the holder to receive one-tenth of one share of common stock and each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in our registration statement. Only whole warrants are exercisable and only whole warrants trade. The warrants will expire five years after the completion of our initial business combination unless redeemed earlier.

The following table shows, for the periods indicated, the high and low trade prices per share of our units, common stock, rights and warrants as reported by Nasdaq.

Quarter Ended	Units		Common Stock		Rights		Warrants
	High	Low	High	Low	High	Low	High	Low
2018
March 31	$11.48	$10.30	$10.17	$7.75	$0.55	$0.42	$0.60	$0.45

2017
December 31	$10.40	$10.13	$9.70	$9.60	$0.50	$0.31	$0.74	$0.47
September 30 (July 27, 2017 – September 30)(1)	$10.33	$10.02	$9.73	$9.61	$0.48	$0.32	$0.60	$0.42

(1)	Reflects the high and low trade prices of our common stock, rights and warrants beginning as of August 8, 2017, the first day that the common stock, rights and warrants underlying our units began trading separately.

Holders of Record

On June 28, 2018, there were approximately one holder of record of our units, nine holders of record of our common stock, one holder of record of our rights and four holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of an initial business combination. The payment of any dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Recent Sales of Unregistered Securities

In May 2016, we issued 10,000 shares of our common stock to our sponsor for $10.

In May 2017, we issued an additional 7,177,500 shares of our common stock to our sponsor and certain other persons for an aggregate purchase price of $24,990, or approximately $0.0035 per share. In June 2017, our sponsor transferred 1,575,000 of such shares to MasTec for the same purchase price originally paid for such shares. In July 2017, we effected a stock dividend with respect to our common stock of 575,000 shares, resulting in our initial stockholders holding an aggregate of 7,762,500 shares.

Simultaneously with the consummation of our initial public offering, we consummated a private placement of 9,500,000 private warrants at a price of $1.00 per private placement warrant, generating total proceeds of $9,500,000. Thereafter, we consummated the sale, in connection with the underwriters’ exercise of their over-allotment option in full, of an additional 1,012,500 private warrants at $1.00 per warrant, generating total gross proceeds of $10,512,500 from the sale of the private warrants. The private warrants purchased in the private placement are substantially similar to the warrants sold in our initial public offering, except that (i) the private warrants and the common stock issuable upon exercise of the private warrants will not be transferable, assignable or salable until 30 days after the consummation of our initial business combination subject to certain limited exceptions. Additionally, the private warrants will be exercisable on a cashless basis and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by holders other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by us and exercisable by the holders on the same basis as the warrants included in the units sold in our initial public offering. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our sponsor, as purchaser, is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds from our Initial Public Offering

On August 1, 2017, we consummated our initial public offering of 27,000,000 units, with each unit consisting of one share of common stock, one right and one-half of one warrant. Each right entitles the holder thereof to receive one-tenth of one share of common stock upon the consummation of an initial business combination. Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each warrant will become exercisable on the later of 30 days after the completion of an initial business combination or 12 months from the closing of our initial public offering and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $270,000,000. EBC acted as the sole book running manager and IFS Securities, Chardan and I-Bankers Securities, Inc. acted as co-managers of the offering. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-219162 and 333-219518). The SEC declared the registration statements effective on August 1, 2017.

Simultaneously with the consummation of our initial public offering, we consummated a private placement of an aggregate of 9,500,000 warrants at a price of $1.00 per private warrant, generating total proceeds of $9,500,000. No underwriting discounts or commissions were paid with respect to this private placement.

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 units being issued for $40,500,000, less the underwriter’s discount of $1,012,500, netting $39,487,500. In connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,012,500 private warrants at $1.00 per warrant, generating total gross proceeds of $1,012,500.

In connection with our initial public offering, the Company also agreed to sell EBC (and/or its designees), for $100, an option to purchase up to a total of 1,350,000 units exercisable at $10.00 per unit commencing on the later of the consummation of an initial business combination and one year from the date of the prospectus relating to the initial public offering. The units issuable upon exercise of this option are identical to the units sold in the initial public offering. The option and underlying securities were deemed to be underwriters’ compensation by FINRA pursuant to Rule 5110 of the FINRA Manual.

We paid a total of $7,762,500 in underwriting discounts and commissions and approximately $883,803 for other costs and expenses related to the initial public offering. After deducting the underwriting discounts and commissions and the estimated offering expenses, the total net proceeds from our initial public offering and the private placement was $312,366,297, of which $310,500,000 (or $10.00 per unit sold in the initial public offering) was placed in the Trust Account.

Item 6.   Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Form 10-K. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Form 10-K.

	For the year ended March 31, 2018	For the period from April 7, 2016 (inception) through March 31, 2017
Income Statement Data:
Loss from operations	$(3,939,349)	$(59,193)
Net loss	(2,520,045)	(59,193)

Cash Flow Data:
Net cash used in operating activities	(1,332,905)	(56,798)
Net cash used in investing activities	(310,518,918)	—
Net cash provided by financing activities	312,325,937	65,360

	As of March 31, 2018	As of March 31, 2017
Balance Sheet Data:
Cash	$482,676	$8,562
Cash and securities held in Trust Account	312,103,251	—
Total Assets	312,712,179	263,671
Common stock subject to possible redemption	304,812,059	—
Total stockholders’ equity	5,000,001	(59,182)

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a blank check company incorporated on April 7, 2016 in Delaware for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses that we have not yet identified.

The registration statements for the Company’s initial public offering were declared effective on July 27, 2017. On August 1, 2017, the Company consummated the initial public offering of 27,000,000 units at $10.00 per unit, generating gross proceeds of $270,000,000.

Simultaneously with the closing of the initial public offering, the Company consummated the sale of private warrants at a price of $1.00 per warrant in a private placement to the sponsor, MasTec and EBC, generating gross proceeds of $9,500,000.

Following the closing of the initial public offering on August 1, 2017, an amount of $270,000,000 ($10.00 per unit) from the net proceeds of the sale of the units in the initial public offering and the private warrants was placed in the Trust Account and will be invested in U.S. government securities, within the meaning set forth Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s income tax obligations.

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 units being issued for $40,500,000, less the underwriters’ discount of $1,012,500, netting $39,487,500 which was deposited into the Trust Account. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 1,012,500 private warrants at $1.00 per warrant, generating total gross proceeds of $1,012,500 less the advance payment of $600,000 towards this transaction resulting in another $412,500 being deposited into the Trust Account bringing the balance in the Trust Account on August 4, 2017 to $310,500,000.

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of March 31, 2018, $ 482,676 of cash was held outside of the Trust Account, available for working capital purposes.

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region although we intend to focus on businesses in the wireless telecommunications industry in the United States. We intend to utilize cash derived from the proceeds of our initial public offering of securities and the private placement of our warrants, our securities, debt or a combination of cash, securities and debt, in effecting a business combination. The issuance of additional shares of common stock or warrants in a business combination:

●	may significantly reduce the equity interest of our stockholders;

●	could cause a change of control if a substantial number of shares of our Common Stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	may have the effect of delaying or preventing a change of control by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our cash flows after a business combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and/or

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

We have until February 1, 2019 to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account established in connection with the initial public offering (the “Trust Account”), including any interest earned on the funds held in the Trust Account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per share of common stock (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to March 31, 2018 were organizational activities and those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and marketable securities. There have been no significant changes in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended March 31, 2018, we had net loss of $2,520,045, which consists of interest income on marketable securities held in the Trust Account of $1,603,251, plus other interest income of $51 offset by operating costs and taxes of $4,123,347.

For the period from April 7, 2016 (inception) through March 31, 2017, we had net loss of $59,193.

Liquidity and Capital Resources

As of March 31, 2018, we had cash of $482,676 and cash and marketable securities held in Trust Account available to pay taxes of $183,998. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of common stock by the sponsor and certain of our officers and directors and loans from the sponsor pursuant to the terms of a promissory note.

On August 1, 2017, we consummated the initial public offering of 27,000,000 units, at a price of $10.00 per unit, generating gross proceeds of $270,000,000. Simultaneously with the closing of the initial public offering, we consummated the sale of 9,500,000 private warrants at a price of $1.00 per private warrant, generating total proceeds of $9,500,000. On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 units being issued for $40,500,000, less the underwriter’s discount of $1,012,500, netting $39,487,500. In connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,012,500 private warrants at $1.00 per warrant, generating total gross proceeds of $1,012,500.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended business combination, the sponsor, our officers and our directors or their affiliates may, but are not obligated to, loan us funds. From time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan is evidenced by a promissory note. The notes would be paid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted into warrants at a price of $1.00 per warrant. Such warrants would be identical to the private warrants.

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

As of March 31, 2018, we had cash and marketable securities held in the Trust Account of $312,103,251 (including $1,603,251 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. A portion of the interest income of $183,998 has been recorded as a current asset and may be available to us to pay taxes.

For the year ended March 31, 2018, cash used in operating activities amounted to $1,332,905 resulting from net loss of $2,520,045, interest earned on cash and marketable securities held in Trust Account of $1,603,251, depreciation of $1,525 and changes in our operating assets and liabilities of $2,788,866.

For the period from April 7, 2016 (inception) through March 31, 2017, cash used in operating activities amounted to $56,798 resulting from net loss of $(59,193), and changes in our operating assets and liabilities of $2,395.

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

We believe we have raised sufficient additional funds, when taken together with funds that may be made available to us by our sponsor, officers, directors and their affiliates through loans, to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a business combination are less than the actual amounts necessary to do so, we may have insufficient funds available to operate our business prior to our business combination. Moreover, we may need to obtain additional financing either to complete our business combination or because we become obligated to redeem a significant number of our common stock upon completion of our business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination. If we are unable to complete our business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

On June 8, 2018 the Sponsor advanced the Company one million dollars ($1,000,000) for working capital purposes. The Working Capital Loan was evidenced by a $1,000,000 promissory note, which shall be payable without interest upon consummation of a Business Combination or, at the holder’s discretion, the note may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of common stock, par value $0.001, at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

In addition, the Company holds a Commitment Letter from its Chief Executive Officer and managing member of the sponsor, whereby the managing member of the sponsor commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of Seven Hundred and Fifty Thousand Dollars ($750,000). The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a business combination, any such loans will be forgiven.

As of March 31, 2018, the Company had no promissory notes outstanding.

Liquidation

Until we consummate a business combination, we will be using the funds not held in the Trust Account for identifying and evaluation prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating a business combination.

We may need to raise additional capital through loans or additional investments from our sponsor, stockholders, officers, directors, or third parties. Our officers, directors and sponsor may, but are not obligated to, loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Even if we can obtain sufficient financing or raise additional capital, we only have until February 1, 2019 (18 months from the closing of our initial public offering) to consummate a business combination. There is no assurance that we will be able to do so prior to February 1, 2019.

If we do not complete a business combination by February 1, 2019 (18 months from the closing of our initial public offering), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the Trust Account not previously released to us, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

The holders of the founder shares will not participate in any redemption distribution with respect to their founder shares. Holders of warrants will receive no proceeds in connection with the redemption or liquidation.

In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit in the initial public offering.

Off-Balance Sheet Arrangements; Contractual Obligations

As of March 31, 2018, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt, capital lease obligations, operating lease obligations or purchase obligations other than a monthly fee of $20,000 payable to our sponsor for office space, utilities, secretarial and administrative services, effective as of July 27, 2017, the effective date of the registration statement for our initial public offering. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies

Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 3—Summary of Significant Accounting Policies, of the Notes to Financial Statements included in this report. Our financial statements have been prepared in accordance with U.S. GAAP. In the opinion of management, all adjustments (consisting of normal recurring adjustments) have been made that are necessary to present fairly the financial position, the results of its operations and its cash flows. Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.

Under our amended and restated certificate of incorporation, all of the public shares may be converted into cash in connection with our liquidation or a tender offer or stockholder approval in connection with an initial business combination. In accordance with FASB ASC 480, “Distinguishing Liabilities from Equity”, redemption provisions not solely within the control of our Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the conversion and liquidation of all of the entity’s equity instruments, are excluded from the provisions of FASB ASC 480. Although we did not specify a maximum conversion threshold, our charter provides that in no event will we convert the public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

We recognize changes in conversion value immediately as they occur and will adjust the carrying value of the security to equal the conversion value at the end of each reporting period. Increases or decreases in the carrying amount of convertible common stock shall be affected by charges against additional paid-in capital in accordance with ASC 480.

Accordingly, at March 31, 2018 and March 31, 2017, 30,420,187 and 0 public shares were classified outside of permanent equity at their conversion value, respectively.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-20 following Item 15, which comprise a portion of this Annual Report on Form 10-K.

Supplementary Data (unaudited)

	First Quarter 6/30/17	Second Quarter 9/30/17	Third Quarter 12/31/17	Fourth Quarter 3/31/18	Year ended March 31, 2018
Operating Expenses
Operating costs	$26,320	$199,511	$569,036	$3,144,482	$3,939,349
Loss from operations	(26,320)	(199,511)	(569,036)	(3,144,482)	(3,939,349)
Other Income:
Interest income	—	283,975	552,017	767,310	1,603,302
Provision for income taxes	—	(17,974)	(4,790)	(161,234)	(183,998)
Net Income (Loss)	$(26,320)	$66,490	$(21,809)	$(2,538,406)	$(2,520,045)

Income (loss) per common share:
Basic and diluted	$(0.01)	$0.02	$(0.06)	$(0.38)	$(0.58)
Weighted average number of common shares outstanding
Basic and diluted	3,811,605	7,623,216	8,101,582	8,157,739	6,790,097

Balance Sheet Data (at period end)
Cash	$14,820	$1,637,079	$1,182,721	$482,676	$482,676
Cash and securities held in Trust Account	$—	$310,783,975	$311,335,992	$312,103,251	$312,103,251
Total Assets	$391,765	$312,514,677	$312,647,692	$312,712,179	$312,712,179
Total Liabilities	$452,277	$142,402	$297,225	$2,900,119	$2,900,119
Common stock subject to possible redemption	$—	$307,372,274	$307,350,466	$304,812,059	$304,812,059
Total Stockholders’ Equity	$391,765	$5,000,001	$5,000,001	$5,000,001	$5,000,001

	First Quarter 6/30/16	Second Quarter 9/30/16	Third Quarter 12/31/16	Fourth Quarter 3/31/17	Year ended March 31, 2017
Operating Expenses
Operating costs	$925	$10,482	$20,620	$27,165	$59,193
Loss from operations	(925)	(10,482)	(20,620)	(27,165)	(59,193)
Other Income:
Interest income	—	—	—	—	—
Provision for income taxes	—	—	—	—	—
Net Income (Loss)	$(925)	$(10,482)	$(20,620)	$(27,165)	$(59,193)

Income (loss) per common share:
Basic and diluted	$(0.09)	$(0.97)	$(1.88)	$(2.52)	$(5.48)
Weighted average number of common shares outstanding
Basic and diluted	10,800	10,800	10,800	10,800	10,800

Balance Sheet Data (at period end)
Cash	$—	$9,293	$2,792	$8,562	$8,562
Cash and securities held in Trust Account	$—	$—	$—	$—	$—
Total Assets	$11	$75,621	$101,071	$263,671	$263,671
Total Liabilities	$925	$87,017	$133,087	$322,853	$322,853
Common stock subject to possible redemption	—	—	—	—	—
Total Stockholders’ Equity	$(914)	$(11,396)	$(32,016)	$(59,182)	$(59,182)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

 Item 9A. Controls and Procedures

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.   Other Information

 Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Lawrence E. Mock, Jr.	72	Chairman of the Board
Darrell J. Mays	54	Chief Executive Officer
Dr. Robert Willis	49	President
John Foley	69	Chief Financial Officer
Jose Mas	46	Director
U. Bertram Ellis, Jr.	64	Director
Suzanne Shank	56	Director
Karl Krapek	69	Director
Dennis Lockhart	71	Director
Dr. Klaas Baks	45	Director

Lawrence E. Mock, Jr., our Chairman of the Board, is currently Managing Partner of Navigation Capital Partners, Inc., an Atlanta-based private equity firm which he founded in partnership with Goldman Sachs in 2006. From 1995 to 2006, Mr. Mock served as President and Chief Executive Officer of Mellon Ventures, Inc., which he founded in partnership with Mellon Financial Corporation, to make private equity and venture capital investments in operating companies. From 1983 to 1995, he was founder and Chief Executive Officer of River Capital, Inc. Mr. Mock holds a Master of Science degree from Florida State University and a Bachelor of Arts degree from Harvard College.

Darrell J. Mays, our Chief Executive Officer, was the Founder and Chief Executive Officer of nsoro, a turnkey wireless installation services provider, from 2003 to 2008, which was acquired by MasTec in August 2008. Mr. Mays has served as an executive of MasTec since 2008, during which period the revenues and EBITDA of MasTec’s communications division, of which nsoro is a component, increased to approximately $2.3 billion and $245.0 million in 2016, respectively. Mr. Mays holds a Bachelor of Arts degree in Business from Georgia State University.

Dr. Robert Willis, our President, became the President of nsoro in 2007. In such capacity, he negotiated the acquisition of the business by MasTec and, following its acquisition, served in an advisory role from 2010 through July 2016. From December 2013 until December 2015, Dr. Willis served as Chairman of U.S. Shale Solutions, Inc., a shale services company which he founded in 2013. Prior to nsoro, Dr. Willis served as Chief Executive Officer of Foxcode Inc., a merchant-banking firm, from 2004 until November 2015, in which capacity he was principal on multiple debt and equity transactions. In July 2004, Dr. Willis founded Gaming VC, S.A., an online gaming enterprise which completed a GBP 81 million initial public offering in London in 2004, and served as a member of its board and as its Finance Director until 2007. Prior to that, Dr. Willis was the founder and Chief Executive Officer of Alpine Computer Systems, Inc., a systems integration engineering company established in the 1980s that grew rapidly and was acquired by Delphi Group plc. in 1996, at which time he became Senior Vice President and Chief Information Officer of the parent company. Dr. Willis was a member of a three-man North American roll-up M&A team which ultimately acquired approximately 25 businesses. After an ADR NASDAQ offering, the company was acquired by Adecco Group AG. Dr. Willis subsequently reacquired the company and then merged it into Aimnet Solutions Inc., backed by Mellon Ventures and William E. Simon & Sons. The business was ultimately acquired by Cognizant Inc., a large public IT services company. Dr. Willis was awarded a Doctorate in Humane Letters (Hon.) from Newbury College in Boston, MA, in May 2001.

John Foley, our Chief Financial Officer, was the former Chief Financial Officer of nsoro MasTec from 2007 until his retirement in December 2015. During his tenure, Mr. Foley oversaw the financial integration of seven acquisitions. He also held executive positions which were responsible for the financial and operations at Burger King, Diageo PLC and Chiquita Brands International, Inc. Mr. Foley holds a Bachelor of Science degree in Finance from Boston College, where he graduated with honors.

Jose Mas has served on our board of directors since July 2017. He has served as a director and Chief Executive Officer of MasTec since 2007. MasTec is a leading infrastructure construction company operating mainly throughout North America across a range of industries. MasTec’s primary activities include the engineering, building, installation, maintenance and upgrade of communications, energy and utility infrastructure, such as: wireless, wireline/fiber, satellite communications and customer fulfillment activities; petroleum and natural gas pipeline infrastructure; electrical utility transmission and distribution; conventional and renewable power generation; and industrial infrastructure. As of March 31, 2017, MasTec had over 18,500 employees and 500 locations, and generated over $5.1 billion in revenue in 2016, more than five times greater than its 2006 revenues. Mr. Mas was also appointed to the Board of Directors of Helmerich & Payne, Inc. on March 1, 2017. Mr. Mas holds a Master of Business Administration and Bachelor of Business Administration degree from the University of Miami.

U. Bertram Ellis, Jr. has served on our board of directors as an independent director since July 2017. He has served as the Chairman and Chief Executive Officer of Ellis Capital, a diversified investment firm, since 1984. In addition, Mr. Ellis was the Founder and Chief Executive Officer of ACT III Broadcasting from 1986 to 1991, which sold for $530 million and Ellis Communication from 1993 to 1996, which sold for $840 million. Mr. Ellis holds a Master of Business Administration from the University of Virginia Darden Business School and a Bachelor of Arts from the University of Virginia.

Suzanne Shank has served on our board of directors as an independent director since July 2017. She has served as Chairman, Chief Executive Officer and majority owner of Siebert Cisneros Shank & Co., a full-service investment bank that has managed or co-managed over $2 trillion in transactions, since 1996. Ms. Shank holds a Master of Business Administration from the Wharton School at the University of Pennsylvania and a Bachelor of Science from the Georgia Institute of Technology.

Karl Krapek has served on our board of directors as an independent director since July 2017. He has served as the Lead Director at Prudential Financial, Inc. since 2014, and a Director since 2008, and Director of Northrop Grumman Corporation since 2008. From 2002 to 2009, he was the President and Chief Operations Officer of United Technologies Corporation, or UTC, which has a market capitalization of approximately $90 billion. Mr. Krapek has served as an Executive Vice President of UTC since 1997 and as a Director of UTC from 1997 to 2007. Mr. Krapek holds a Master of Science from Purdue University and Bachelor of Science from Kettering University.

Dennis Lockhart has served on our board of directors as an independent since July 2017. He recently retired from his position as president and Chief Executive Officer of the Federal Reserve Bank of Atlanta, a position he held from 2007 to 2017. Earlier, he was a professor at Georgetown University, School of Foreign Service, from 2003 to 2007. Prior to this, he held senior positions at Heller Financial Inc. and Citicorp (now Citigroup). Mr. Lockhart holds a Master of Arts from Johns Hopkins University and a Bachelor of Arts from Stanford University.

Dr. Klaas Baks has served on our board of directors as an independent since July 2017. He is the Co-Founder and Executive Director of the Emory Center for Alternative Investments, which was formed in 2008. He also serves as the Atlanta Chair of TIGER 21, which is a peer-to-peer network of high net worth wealth creators, since 2014. In addition, he has been an Associate Professor in the Practice of Finance at Emory University’s Goizueta Business School since 2002. Dr. Baks has a Doctoral degree from the Wharton School at the University of Pennsylvania and a Masters of Arts degree from Brown University.

Special Advisors

Rayford Wilkins, Jr., our Special Advisor, served as Chief Executive Officer of AT&T Diversified Businesses and Chairman and President of AT&T International. Prior to these positions, he served as Group President Marketing and Sales. In addition, he occupied various positions associated with the wireless industry at SBC Group and has held several leadership roles in his more than 30-year career at AT&T and its predecessor companies. Mr. Wilkins is currently a director at Morgan Stanley, Valero Energy and Caterpillar.

Dr. David Panton, our Special Advisor, has served as Chairman and Chief Executive Officer of Panton Equity Partners, a private equity firm, since founding it in 2012. Prior to that, he was a partner of Navigation Capital Partners, an Atlanta-based private equity firm which he founded in partnership with Goldman Sachs in 2006. He has 20 years of investment banking and private equity experience and has sourced and led over 20 control transactions in various industries (including the telecom, media and technology industry) with an aggregate enterprise value of over $5 billion, including successful sales of portfolio companies to buyers such as Dell Inc., the Blackstone Group, and One Equity Partners.

Michael Pietropola, our Special Advisor, has served as President of Pietropola Consulting, a telecommunications consulting firm, since October 2015. Previously, he served as Vice President of Construction & Engineering for AT&T from January 2012 to October 2015, and as Vice President of Network Services for AT&T (and Cingular prior to its acquisition by AT&T) from June 2007 to January 2012.

Designated Director

MasTec has the right to designate a director to our board of directors. MasTec’s initial designee on our board of directors was Mr. Jose Mas. Prior to the consummation of our initial business combination, we will nominate MasTec’s designee for election at each annual meeting, so long as MasTec beneficially owns not less than 25% of the founders’ shares and private warrants that it owns at the time of the closing of our initial public offering. MasTec may waive its right to designate a director and instead have the right to have a board observer attend all of the meetings of our board of directors and receive all information provided to our board of directors, subject to such board observer executing an appropriate confidentiality agreement with us.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Ellis, Krapek and Lockhart and Dr. Baks, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Shank and Messrs. Mays, Mock and Mas, will expire at the second annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated bylaws as it deems appropriate. Our amended and restated bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Secretary and such other officers (including, without limitation, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee.

Audit Committee

We have an audit committee comprised of Messrs. Lockhart and Baks and Ms. Shank, each of whom is an independent director. Darren Thompson serves as the Chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Darren Thompson qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The responsibilities of our audit committee include:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Nominating Committee

Our nominating committee consists of Messrs. Lockhart and Krapek and Ms. Shank, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;

●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our shareholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

Our compensation committee consists of Messrs. Ellis, Baks and Krapek, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●	reviewing and approving the compensation of all of our other executive officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	if required, producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics, our audit committee charter, our nominating committee charter and our compensation committee charter as exhibits to our registration statement. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended March 31, 2017, all filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered to us. We have entered into a Strategic Services Agreement with John Foley, our Chief Financial Officer, pursuant to which we have agreed to pay Mr. Foley consulting fees of $500 per hour for any hours of consulting services provided by Mr. Foley in excess of ten hours per month. The Strategic Services Agreement has an initial term of two years commencing on the date of our final prospectus, as filed with the SEC on July 31, 2017, subject to earlier termination by either party. Mr. Foley also received a grant of profits interests in our sponsor. We are obligated to make the same payments to our Special Advisors pursuant to Strategic Services Agreements we have entered into with each of them, and each of our Special Advisors and Dr. Willis has also received a grant of profits interest in our sponsor.

The profits interests in our sponsor that were granted to Dr. Willis, Mr. Foley and our Special Advisors are Class B Membership Units in our sponsor that were assigned to such individuals by Mr. Mays, who holds the remaining Class B Membership Units. The value of these profits interests, if any, will be wholly dependent on the value, following the consummation of our initial business combination, of the founders’ shares and the private warrants held by our sponsor. At that time, the holders of the Class B Membership Units would be entitled to receive distributions from the sponsor, which may consist of a portion of the founders’ shares and private warrants or the proceeds obtained by the sponsor upon the sale thereof, to the extent available after the holders of Class A Membership Units in the sponsor shall have received distributions equal to a multiple of their initial capital contributions in the sponsor. Accordingly, the value of the profits interests is related to our performance, because if the prices of our shares and warrants increase, the value of the profits interests will increase (assuming that the holders of Class A Membership Units have received the full amount of distributions payable to them). The profits interests (or, in the case of Dr. Willis and Mr. Panton, a portion of the profits interests) are subject to partial forfeiture if the recipient ceases providing services to us prior to the first anniversary of the consummation of our initial business combination, or if the value of the distributions received by the recipient on account of such profits interests would exceed a specified value.

Commencing on July 27, 2017, through the acquisition of a target business, we will pay our sponsor an aggregate fee of up to $20,000 per month for providing us with office space and certain office and secretarial services. However, this arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary.

Other than the administrative fee of up to $20,000 per month, the compensation payable to Mr. Foley pursuant to the Strategic Services Agreement described above and the repayment of any loans made by our sponsor to us, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, they will receive repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

Compensation Committee Interlocks and Insider Participation

None.

Compensation Committee Report

Our compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on that review and discussion, the compensation committee recommended to the Company’s board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

U. Bertram Ellis, Jr.

Dr. Klaas Baks

Karl Krapek

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 28, 2018, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our officers and directors; and

●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the sponsor warrants as these warrants are not exercisable within 60 days of the date of this Form 10-K.

We have based our calculation of the percentage of beneficial ownership on 38,812,500 ordinary shares outstanding on June 28, 2018.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Pensare Sponsor Group, LLC	5,818,500(2)	15.0%
Darrell J. Mays	5,818,500(2)	15.0%
Lawrence E. Mock, Jr.(3)	—	—
Dr. Robert Willis(3)	—	—
John Foley(3)	—	—
Jose Mas	—	—
U. Bertram Ellis, Jr.	27,000	*
Suzanne Shank	27,000	*
Karl Krapek	27,000	*
Dennis Lockhart	27,000	*
Dr. Klaas Baks	27,000	*
All directors and executive officers as a group (ten individuals)	5,953,500	15.3%
Karpus Management, Inc.(4)	6,062,075	15.6%
Polar Asset Management Partners, Inc.(5)	2,983,900	7.7%
Davidson Kempner Partners(6)	1,999,800	5.2%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the persons and entities is 1720 Peachtree Street, Suite 629, Atlanta, GA 30309.

(2)	Represents shares held by Pensare Sponsor Group, LLC, of which Mr. Mays is the managing member.

(3)	Mr. Mock, Dr. Willis and Mr. Foley hold economic interests in Pensare Sponsor Group, LLC and pecuniary interests in the securities held by Pensare Sponsor Group, LLC. Each of Mr. Mock, Dr. Willis and Mr. Foley disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2018 on behalf of Karpus Management, Inc., d/b/a Karpus Investment Management, a New York corporation. The business address of this stockholder is 183 Sully’s Trail, Pittsford, New York 14534.

(5)	According to a Schedule 13G filed with the SEC on February 9, 2018 on behalf of Polar Asset Management Partners Inc., a Canadian corporation (“Polar Partners”), which serves as an investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”) with respect to the shares held by Polar Vehicles. The business address of this shareholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(6)	According to a Schedule 13G filed with the SEC February 12, 2018 on behalf of Davidson Kempner Partners, a New York limited partnership (“DKP”), Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”), Davidson Kempner International, Ltd., a British Virgin Islands business company (“DKIL”), Davidson Kempner Capital Management LP, a Delaware limited partnership and a registered investment adviser with the SEC (“DKCM”) and Messrs. Thomas L. Kempner, Jr. and Anthony A. Yoseloff. DKCM acts as investment manager to each of DKP, DKIP and DKIL. Messrs Kempner, Jr. and Yoseloff, through DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL. The business address of this stockholder is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In May 2016, our sponsor purchased 10,000 shares of our common stock for an aggregate purchase price of $11.00. In May 2017, our sponsor and certain other persons purchased an aggregate of 7,177,500 shares of our common stock for an aggregate purchase price of $24,990 in cash, or approximately $0.0035 per share. In June 2017, our sponsor transferred 1,575,000 founder shares to MasTec for the same purchase price originally paid for such shares. In July 2017, we effected a stock dividend with respect to our common stock of 575,000 shares thereof, resulting in our initial stockholders holding an aggregate of 7,762,500 founder shares.

Simultaneously with the closing of our initial public offering, our sponsor, MasTec and EBC purchased from us an aggregate of 10,512,000 private warrants for a total purchase price of $10,512,500, each in a private placement. Each private placement warrant entitles the holder to purchase of one share of common stock at $11.50 per share. Continental Stock Transfer & Trust Company deposited the purchase price into the Trust Account simultaneously with the consummation of the initial public offering. The private warrants are identical to the warrants included in the units sold in our initial public offering except that the private warrants: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, as described in this prospectus, so long as they are held by the initial purchasers or any of their permitted transferees. The purchasers of the private warrants have agreed not to transfer, assign or sell any of their private warrants or the common stock issuable upon exercise of the private warrants (except to certain permitted transferees), until after the completion of our initial business combination.

In order to meet our working capital needs, our sponsor, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. The warrants would be identical to the private warrants. If we do not complete a business combination, the loans will be forgiven.

The holders of our founder shares as well as the holders of the private warrants and any warrants our sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), are entitled to registration rights pursuant to a registration rights agreement entered into on July 27, 2017. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of the majority of the founder shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private warrants or warrants issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

Our sponsor, which is affiliated with our officers and directors, has agreed that, through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay our sponsor an aggregate of up to $20,000 per month for these services. Accordingly, our officers and directors will benefit from the transaction to the extent of their interest in our sponsor. However, this arrangement is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. We believe, based on rents and fees for similar services in the Atlanta area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person.

We have entered into a Strategic Services Agreement with John Foley, our Chief Financial Officer, pursuant to which we have agreed to pay Mr. Foley consulting fees of $500 per hour for any hours of consulting services provided by Mr. Foley in excess of ten hours per month. The Strategic Services Agreement has an initial term of two years commencing on July 27, 2017, subject to earlier termination by either party. Mr. Foley also received a grant of profits interests in our sponsor. We are obligated to make the same payments to our Special Advisors pursuant to Strategic Services Agreements we have entered into with each of them, and each of our Special Advisors and Dr. Willis has also received a grant of profits interest in our sponsor.

Other than the administrative fee of up to $20,000 per month and the compensation payable to Mr. Foley pursuant to the Strategic Services Agreement, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Mock, Ellis, Krapek, Lockhart, Baks and Ms. Shank are “independent directors” as defined in the Nasdaq listing.

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed to our Company by Marcum LLP for the year ended March 31, 2018 and for the period April 7, 2016 through March 31, 2017 are as follows:

	Year Ended March 31, 2018	For the period April 7, 2016 (inception) through March 31, 2017
Audit Fees(1)	$63,176	$10,000
Audit-Related Fees(2)	$—	$—
Tax Fees(3)	$—	$—
All Other Fees(4)	$—	$—
Total	$63,176	$10,000

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and financial statements included in our registration statement on Form S-1, for the review of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the fiscal year and for fees incurred related to other SEC filings.

(2)	Audit-Related Fees consist of fees incurred for accounting consultations, due diligence in connection with planned acquisitions and research services.

(3)	Tax Fees consist of fees incurred for tax compliance, planning and advisory services and due diligence in connection with planned acquisitions.

(4)	All Other Fees consist of products and services provided, other than the products and services described in the other rows of the foregoing table.

Our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by Marcum LLP, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).  The audit committee may form and delegate authority to one or more of its members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such members to grant pre-approvals shall be presented to the audit committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below

(3)   Exhibits: Exhibits not incorporated by reference to a prior filing are designated by an asterisk (*) and are filed herewith; all exhibits not so designated are incorporated by reference to a prior SEC filing as indicated.

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated July 27, 2017, by and between the Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Warrant Agreement, dated as of July 27, 2017, between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.1(a)(1)	Letter Agreement, dated July 27, 2017, among Pensare Sponsor Group, LLC, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(b)(1)	Letter Agreement, dated July 27, 2017, among MasTec, Inc., Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(c)(1)	Letter Agreement, dated July 27, 2017, among Dr. Klaas Baks, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(d)(1)	Letter Agreement, dated July 27, 2017, among U. Bertram Ellis, Jr., Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(e)(1)	Letter Agreement, dated July 27, 2017, among John Foley, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(f)(1)	Letter Agreement, dated July 27, 2017, among Karl Krapek, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(g)(1)	Letter Agreement, dated July 27, 2017, among Dennis Lockhart, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(h)(1)	Letter Agreement, dated July 27, 2017, among Jose Mas, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(i)(1)	Letter Agreement, dated July 27, 2017, among Darrell J. Mays, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(j)(1)	Letter Agreement, dated July 27, 2017, among Lawrence E. Mock, Jr., Pensare Acquisition Corp. and EarlyBirdCapital, Inc.

10.1(k)(1)	Letter Agreement, dated July 27, 2017, among Suzanne Shank, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(l)(1)	Letter Agreement, dated July 27, 2017, among Rayford Wilkins, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(m)(1)	Letter Agreement, dated July 27, 2017, among Dr. Robert Willis, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.

10.2(1)	Investment Management Trust Agreement, dated July 27, 2017, between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.3(1)	Stock Escrow Agreement, dated July 27, 2017 by and among Pensare Acquisition Corp., Continental Stock Transfer & Trust Company, Pensare Sponsor Group, LLC and the other parties thereto.
10.4(1)	Registration Rights Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and the other parties thereto.
10.5(a) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and MasTec, Inc.
10.5(b) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Pensare Sponsor Group, LLC.
10.5(c) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.6(1)	Administrative Services Agreement, dated July 27, 2017 by and between the Registrant and Pensare Sponsor Group, LLC.
10.7(1)	Right Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.8(1)	Letter Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.9(1)	Form of Unit Purchase Option.
10.10(2)	Form of Indemnification Agreement for officers, directors and special advisors.

14(2)	Code of Ethics.
99.1(2)	Audit Committee Charter.
99.2(2)	Compensation Committee Charter.
99.3(2)	Nominating Committee Charter.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Calculation Linkbase
101.LAB***	XBRL Taxonomy Label Document
101.PRE***	XBRL Definition Linkbase Document
101.DEF***	XBRL Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 2, 2017.

(2)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on July 24, 2017.

(3)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on June 4, 2015.

PENSARE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pensare Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pensare Acquisition Corp. (the “Company”) as of March 31, 2018 and 2017, the related statements of operations, stockholders’ equity and cash flows for the year ended March 31, 2018 and for the period from April 7, 2016 (inception) through March 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018 and 2017, and the results of its operations and its cash flows for the year ended March 31, 2018, and for the period from April 7, 2016 (inception) through March 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities law and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of the internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to access the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2017

New York, NY

June 28, 2018

PENSARE ACQUISITION CORP.

BALANCE SHEETS

	March 31, 2018	March 31, 2017
ASSETS
Current Assets
Cash	$482,676	$8,562
Cash and marketable securities held in Trust Account available to pay taxes	183,998	—
Prepaid expenses	76,360	—
Other current assets	32,499	—
Total Current Assets	775,533	8,562

Deferred offering costs	—	255,109
Office furniture and equipment, net of accumulated depreciation	17,393	—
Cash and marketable securities held in Trust Account	311,919,253	—
TOTAL ASSETS	$312,712,179	$263,671

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$2,818,894	$2,395
Accrued offering costs	—	55,000
Taxes payable	81,225	—
Promissory notes-related party	—	265,458
Total Current Liabilities	2,900,119	322,853

Commitments and Contingencies

Common stock subject to possible redemption, 30,342,514 and -0- shares at redemption value as of March 31, 2018 and March 31, 2017, respectively	304,812,059	—

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 and 10,000,000 shares authorized; 8,469,986 and 10,800 shares issued and outstanding as of March 31, 2018 and March 31, 2017, (excluding 30,342,514 and -0- shares subject to possible redemption; respectively)	8,470	11
Additional paid-in capital	7,570,769	—
Retained earnings (Accumulated deficit)	(2,579,238)	(59,193)
Total Stockholders’ Equity (Deficit)	5,000,001	(59,182)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$312,712,179	$263,671

The accompanying notes are an integral part of these financial statements.

PENSARE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2018	For the period April 7, 2016 (inception) to March 31, 2017

Operating and formation costs	$3,939,349	$59,193

Net Loss	(3,939,349)	(59,193)

Interest income	1,603,302	—

Loss before provision for income taxes	(2,336,047)	(59,193)

Provision for income taxes	(183,998)	—

Net loss	$(2,520,045)	$(59,193)

Weighted average shares outstanding, basic and diluted	6,790,097	10,800

Basic and diluted net loss per common share	$(0.58)	$(5.48)

The accompanying notes are an integral part of these financial statements.

PENSARE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the period April 7, 2016 (inception) through March 31, 2018

	Common Stock		Additional Paid–in	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance, April 7, 2016 (inception)	—	$—	$—	$—	$—
Issuance of common stock to initial stockholder	10,800	11	—		11
Net loss for the period ended March 31, 2017			—	(59,193)	(59,193)

Balance, March 31, 2017	10,800	11	—	(59,193)	(59,182)
Issuance of 7,751,700 Founders Shares	7,751,700	7,752	17,238	—	24,990
Sales of 31,050,000 Units, net of underwriters’ discount and offering expenses	31,050,000	31,050	301,822,647	—	301,853,697
Sale of 10,512,500 Placement Warrants	—		10,512,500	—	10,512,500
Unit Purchase Option	—	—	100	—	100
Common stock subject to redemption	(30,342,514)	(30,343)	(304,781,716)	—	(304,812,059)
Net loss for the year ended March 31, 2018	—	—	—	(2,520,045)	(2,520,045)
Balance, March 31, 2018	8,469,986	$8,470	$7,570,769	$(2,579,238)	$5,000,001

The accompanying notes are an integral part of these financial statements.

PENSARE ACQUISITION CORP.

 STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2018	For the period April 7, 2016 (inception) to March 31, 2017
Cash Flows from Operating Activities:
Net loss	$(2,520,045)	$(59,193)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,603,251)	—
Depreciation	1,525	—
Changes in operating assets and liabilities:
Prepaid expenses	(76,360)	—
Other current assets	(32,499)	—
Taxes payable	81,225	—
Accounts payable and accrued expenses	2,816,500	2,395
Net cash used in operating activities	(1,332,905)	(56,798)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(310,500,000)	—
Acquisition of fixed assets	(18,918)	—
Net cash used in investing activities	(310,518,918)	—

Cash Flows from Financing Activities:
Proceed from issuance of common stock to initial shareholders	24,989	11
Proceeds from sale of Units, net of underwriting discounts paid	302,737,500	—
Proceeds from sale of Placement Units	10,512,500	—
Proceeds from UPO Sale	100	—
Payment of offering costs	(683,694)	(200,109)
Proceeds from promissory notes – related parties	277,881	265,458
Repayment of promissory notes – related parties	(543,339)	—
Net cash provided by financing activities	312,325,937	65,360

Net Change in Cash	474,114	8,562
Cash - Beginning	8,562	—
Cash – Ending	$482,676	$8,562

Supplemental Information
Interest paid	$—	$—
Income taxes paid	$102,773	$—

Non - Cash investing and financing activities:
Offering costs charged to additional paid-in capital	$883,803	$—
Initial classification of common stock subject to possible redemption	$307,221,850	$—
Change in value of common stock subject to possible redemption	$(2,409,791)	$—

The accompanying notes are an integral part of these financial statements.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

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

At March 31, 2018, the Company had not yet commenced operations. All activity through March 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering” or “Offering”), which is described below, identifying a target company for a Business Combination, and performing due diligence thereon.

The registration statements for the Company’s Initial Public Offering were declared effective on July 27, 2017. On August 1, 2017, the Company consummated the Initial Public Offering of 27,000,000 units (“Units” and with respect to the common stock included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $270,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,500,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Company’s sponsor, Pensare Sponsor Group, LLC (the “Sponsor”), MasTec, Inc. (“MasTec”) and EarlyBirdCapital, Inc. (“EBC”), generating gross proceeds of $9,500,000, which is described in Note 5.

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

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 Units being issued for $40,500,000, less the underwriters’ discount of $1,012,500, netting $39,487,500, which was deposited into the Trust Account. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 1,012,500 Private Placement Warrants at $1.00 resulting in a total of $310,500,000 held in the Trust Account.

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of March 31, 2018, $482,676 of cash was held outside of the Trust Account, available for working capital purposes.

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

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account, net of taxes payable (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. The common stock subject to redemption has been recorded at redemption value and classified as temporary equity upon the completion of the Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 6), and any Public Shares held by them in favor of approving a Business Combination and not to redeem any public shares. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor and other holders of Founder Shares prior to the Initial Public Offering (the “Initial Stockholders”) have agreed to (i) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the consummation of a Business Combination, (ii) to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to consummate a Business Combination within the Combination Period and (iii) not to propose an amendment to the Company’s Amended and Restated Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. However, the Initial Stockholders will be entitled to liquidating distributions with respect to any Public Shares acquired if the Company fails to consummate a Business Combination and liquidates within the Combination Period. In the event of such distribution, it is possible that the per share value of all the assets available for distribution (including Trust Account assets) will be less than the $10.00 per Unit in the Offering.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (cont.)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

2. LIQUIDITY

As of March 31, 2018, the Company had $482,676 in its operating bank accounts, $312,103,251 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $2,124,586. As of March 31, 2018, $1,603,251 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date the Company has not withdrawn any interest from the Trust Account in order to fund working capital tax requirements.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluation prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

In addition, the Company holds a Commitment Letter from its Chief Executive Officer and managing member of the Sponsor, whereby the managing member of the Sponsor commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $750,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a business combination, any such loans will be forgiven. Also see Note 11 regarding an advancement from the Sponsor to the Company of an additional $1,000,000 for working capital purposes.

The Company may raise additional capital through loans or additional investments from the Sponsor or its stockholders, officers, directors, or third parties. The Company’s officers and directors and the Sponsor may, but, except as described above, are not obligated to, loan the Company funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

None of the Sponsor, stockholders, officers or directors, or third parties is under any obligation to advance funds to, or invest in, the Company, except for the $750,000 commitment discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until February 1, 2019 (18 months from the closing of the Initial Public Offering) to consummate an acquisition. There is no assurance that they will be able to do so prior to February 1, 2019.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2018 and 2017.

Cash and marketable securities held in Trust Account

At March 31, 2018, the assets held in the Trust Account were held in cash and U.S. Treasury Bills and are classified as trading securities.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Office furniture and equipment

Office furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation of the office furniture and equipment is computed using the straight-line method over its estimated useful lives, which is seven years for office furniture and five years for equipment. Upon retirement or other disposition of these assets, the cost and related accumulated depreciation is removed from the accounts and the resulting gains or losses are reflected in the results of operations. Expenditures for maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized.

At March 31, 2018, the Company has $18,918 of office furniture and equipment and $1,525 of accumulated depreciation. Depreciation expense was $1,525 for the year ended March 31, 2018 and $0 for the period from April 7, 2017 (inception) to March 31, 2017.

Offering costs

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the Offering. Offering costs amounting to $8,646,303 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2018 and March 31, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company has identified its Federal tax return and its State tax returns in Delaware, Georgia, Louisiana, New York, and North Carolina as “major” tax jurisdictions. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next year.

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at March 31, 2018 and March 31, 2017 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 15,525,000 and 10,512,500 shares of common stock, respectively, (2) rights sold in the Initial Public Offering that convert into 3,105,000 shares of common stock, and (3) the unit purchase option of up to 1,350,000 Units sold to the underwriters, exercisable at $10.00 per Unit, which consists of 1,350,000 shares of common stock, 675,000 warrants (convertible into 675,000 shares of common stock), and 1,350,000 rights (convertible into 135,000 shares of common stock), in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of a future event. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Year Ended March 31, 2018	For the Period from April 7, 2016 (Inception) through March 31, 2017
Net loss	$(2,520,045)	$(59,193)
Less: Income attributable to ordinary shares subject to redemption	(1,386,915)	—
Adjusted net loss	$(3,906,960)	$(59,193)

Weighted average shares outstanding, basic and diluted	6,790,097	10,800

Basic and diluted net loss per ordinary share	$(0.58)	$(5.48)

(a) Interest Income	$1,603,251	$—
Less Taxes:	(183,998)	—
	$1,419,253	$—
Percentage of ordinary shares subject to redemption to total ordinary shares	97.72%	—
Income attributable to ordinary shares subject to redemption	$1,386,915	$—

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2018 and 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,000,000 units at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, par value $0.001, of the Company (“Common Stock”) one right (“Public Right”) and one-half of one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon consummation of a Business Combination (see Note 8). Each whole Public Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 (see Note 8).

On August 4, 2017, the over-allotment option was exercised in full and the underwriters purchased 4,050,000 additional Units at $10.00 per Unit, generating gross proceeds of $40,500,000.

Proceeds of $310,500,000 from the Initial Public Offering and Private Placement Warrants are held in the trust account, along with any additional interest earned thereon not used to pay for taxes.

5. PRIVATE PLACEMENT

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

6. RELATED PARTY TRANSACTIONS

Founder Shares

In May 2016, the Company issued 10,000 shares of Common Stock to the Sponsor for $10.

In May 2017, the Company issued an additional 7,177,500 shares of Common Stock to the Sponsor and certain other persons (collectively, the “Founder Shares”) for an aggregate purchase price of $24,990, or approximately $0.0035 per share. In June 2017, the Sponsor transferred 1,575,000 of such shares to MasTec for the same purchase price originally paid for such shares. In July 2017, the company effected a stock dividend with respect to the Common Stock of 575,000 shares, resulting in the Initial Stockholders holding an aggregate of 7,762,500 shares. All share and per share, amounts have been retroactively restated to reflect the stock dividend. The Founder Shares included an aggregate of up to 1,012,500 shares that were subject to forfeiture by the Initial Stockholders to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Initial Stockholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Offering. As a result of the underwriters’ election to exercise their over-allotment option in full on August 4, 2017, 1,012,500 Founder shares are no longer subject to forfeiture.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

6. RELATED PARTY TRANSACTIONS (cont.)

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

Related Party Loans

Prior to the closing of the Initial Public Offering, the Sponsor loaned the Company $600,000, a portion of which was used for the payment of costs associated with the Initial Public Offering. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2017 or the closing of the Initial Public Offering. The loan was repaid shortly after the closing of the Initial Public Offering.

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

Related Party Fees

The Company has incurred related party administrative fees of $20,000 per month beginning August 2017. These costs have been included in the operating and formation costs in the Company’s Statements of Operations. The administrative fees incurred and paid by the Company were $160,000 and $0 for the years ending March 31, 2018 and 2017.

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

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

7. COMMITMENTS & CONTINGENCIES (cont.)

Unit Purchase Option

The Company sold to EBC and its co-underwriters, for $100, an option to purchase up to 1,350,000 units exercisable at $10.00 per Unit (or an aggregate exercise price of $13,500,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Offering (July 27, 2018) or the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Offering. The Units issuable upon exercise of this option are identical to those offered in the Offering. The Company has accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity.

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

Related Party Loans

The Company received a Commitment Letter from the managing member of the Sponsor, Pensare Sponsor Group, LLC (“PSG”) whereby the managing member of PSG commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and a promissory note, up to an aggregate of Seven Hundred and Fifty Thousand Dollars ($750,000), would evidence each loan. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a business combination, any such loans will be forgiven.

As of March 31, 2018, the Company had no promissory notes outstanding.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001. At March 31, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of March 31, 2018 and 2017 there were 8,392,313 and 10,800, respectively, shares of Common Stock issued and outstanding, (excluding 30,420,182 and -0- shares of common stock subject to possible redemption).

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

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

8. STOCKHOLDERS’ EQUITY (cont.)

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

The Company may redeem the Public Warrants (except with respect to the Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	at any time during the exercise period;

•	upon a minimum of 30 days’ prior written notice of redemption;

•	if, and only if, the last sale price of the Company’s Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•	if, and only if, there is a current registration statement in effect with respect to the shares of Common Stock underlying such warrants.

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

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

9. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2018 and March 31, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2018	March 31, 2017
Assets:

Cash and marketable securities held in Trust Account	1	$312,103,251	$—

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

10. INCOME TAX

On December 22, 2017, the U.S. Tax Cuts and Job Acts of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company would be required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform. The ultimate impact may differ from this provisional amount, possibly materially, as a result of additional analysis, changed in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of Tax Reform.

The Company’s net deferred tax assets are as follows:

	Year Ended March 31, 2018	For the period April 7, 2016 (inception) through March 31, 2017
Deferred tax asset
Net operating loss carryforward	$543,458	$—
Total deferred tax assets	543,458	—
Valuation allowance	(543,458)	—
Deferred tax asset, net of allowance	$—	$—

The income tax provision (benefit) consist of the following:

	Year Ended March 31, 2018	For the period April 7, 2016 (inception) through March 31, 2017
Federal
Current	$—	$—
Deferred	(543,458)	—

State
Current	$183,998	$—
Deferred	—	—

Change in valuation allowance	543,458	—
Income tax provision	$183,998	$—

A reconciliation of federal income tax rate to the Company’s effective tax rate at March 31, 2018 is as follows:

	Year Ended March 31, 2018	For the period April 7, 2016 (inception) through March 31, 2017
Statutory federal income tax rate	0.0%	0.0%
State taxes, net of federal tax benefit	0.0%	0.0%
State Franchise taxes	7.88%	0.00%
Income tax provision (benefit)	7.88%	0.00%

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2018

10. INCOME TAX (cont.)

As of March 31, 2018, the Company had a $2,587,897 U.S. federal net operating loss carryover, a $4,132,006 Louisiana net operating loss carryover and a $226,702 North Carolina net operating loss carryover (“NOLs”) available to offset future taxable income. In accordance with Section 382 of the Internal Revenue Code, deductibility of the Company’s NOLs may be subject to an annual limitation in the event of a change in control as defined under the regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that, some portion of all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended March 31, 2018, the change in the valuation allowance was $543,458.

The Company files income tax returns in the U.S. federal jurisdiction and in various state jurisdictions and is subject to examination by the various taxing authorities. The Company considers Georgia, Louisiana, North Carolina and New York significant state tax jurisdictions.

11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements.

On June 8, 2018, the Sponsor advanced the Company one million dollars ($1,000,000) for working capital purposes. The Working Capital Loan was evidenced by a $1,000,000 promissory note, which shall be payable without interest upon consummation of a Business Combination or, at the holder’s discretion, the note may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of common stock, par value $0.001, at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENSARE ACQUISITION CORP.

/s/ Darrell J. Mays
Name:	Darrell J. Mays
Title:	Chief Executive Officer (Principal Executive Officer)

/s/ John Foley
Name:	John Foley
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)

Date: June 28, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darrell J. Mays and John Foley, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Lawrence E. Mock, Jr.	Chairman of the Board	June 28, 2018
Lawrence E. Mock, Jr.

/s/ Darrell J. Mays	Chief Executive Officer	June 28, 2018
Darrell J. Mays

/s/ John Foley	Chief Financial Officer	June 28, 2018
John Foley

/s/ Jose Mas	Director	June 28, 2018
Jose Mas

/s/ U. Bertram Ellis, Jr.	Director	June 28, 2018
U. Bertram Ellis, Jr.

/s/ Suzanne Shank	Director	June 28, 2018
Suzanne Shank

/s/ Karl Krapek	Director	June 28, 2018
Karl Krapek

/s/ Dennis Lockhart	Director	June 28, 2018
Dennis Lockhart

/s/ Dr. Klaas Baks	Director	June 28, 2018
Dr. Klaas Baks