Form 10-Q
period 2018-06-30
PENSARE ACQUISITION Corp
filed 2018-08-15
CIK 1704760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

As of August 15, 2018, 38,812,500 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

PENSARE ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

PENSARE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$898,925	$482,676
Cash and marketable securities held in Trust Account available to pay taxes	190,835	183,998
Prepaid expenses	55,074	76,360
Other current assets	32,548	32,499
Total Current Assets	1,177,382	775,533

Office furniture and equipment, net of accumulated depreciation	16,478	17,393
Cash and marketable securities held in Trust Account	312,974,120	311,919,253
TOTAL ASSETS	$314,167,980	$312,712,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,088,919	$2,818,894
Taxes payable	88,062	81,225
Total Current Liabilities	3,176,981	2,900,119

Promissory note - related party	1,000,000	—

Total Liabilities	4,176,981	2,900,119

Commitments

Common stock subject to possible redemption, 30,261,964 and 30,342,514 shares at redemption value as of June 30, 2018 and March 31, 2018, respectively	304,990,998	304,812,059

Stockholders’ Equity
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 and 100,000,000 shares authorized; 8,550,536 and 8,469,986 shares issued and outstanding as of June 30, 2018 and March 31, 2018 (excluding 30,261,964 and 30,342,514 shares subject to possible redemption; respectively)	8,551	8,470
Additional paid-in capital	7,391,749	7,570,769
Retained earnings (Accumulated deficit)	(2,400,299)	(2,579,238)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$314,167,980	$312,712,179

The accompanying notes are an integral part of these financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,
	2018	2017

Operating costs	$834,918	$26,320

Loss from operations	(834,918)	(26,320)

Interest income	1,061,704	—

Income (loss) before provision for income taxes	226,786	(26,320)

Provision for income taxes	47,847	—

Net income (loss)	$178,939	$(26,320)

Weighted average shares outstanding, basic and diluted	8,469,986	3,811,605

Basic and diluted net loss per common share	$(0.10)	$(0.01)

The accompanying notes are an integral part of these financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income (loss)	$178,939	$(26,320)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,061,704)	—
Depreciation	915	—
Changes in operating assets and liabilities:
Prepaid expenses	21,286	(10,000)
Other current assets	(49)	—
Taxes payable	6,838	—
Accounts payable and accrued expenses	270,024	1,281
Net cash used in operating activities	(583,751)	(35,039)

Cash Flows from Financing Activities:
Proceed from issuance of common stock to initial shareholders	—	24,990
Payment of offering costs	—	(138,834)
Proceeds from promissory notes – related parties	1,000,000	155,141
Net cash provided by financing activities	1,000,000	41,297

Net Change in Cash	416,249	6,258
Cash - Beginning	482,676	8,562
Cash – Ending	$898,925	$14,820

Supplemental Information
Interest paid	$—	$—
Income taxes paid	$41,009	$—

Non - Cash investing and financing activities:
Accrued offering costs	$—	$28,002
Change in value of common stock subject to possible redemption	$178,939	$—

The accompanying notes are an integral part of these financial statements.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

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

At June 30, 2018, the Company had not yet commenced operations. All activity through June 30, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering” or “Offering”), which is described below, identifying a target company for a Business Combination, and performing due diligence thereon.

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

Following the closing of the Initial Public Offering on August 1, 2017, an amount of $270,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations.

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

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of June 30, 2018, $898,925 of cash was held outside of the Trust Account, available for working capital purposes.

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

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

2. LIQUIDITY

As of June 30, 2018, the Company had $898,925 in its operating bank accounts, $313,164,955 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $1,999,599. As of June 30, 2018, $2,664,955 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date the Company has not withdrawn any interest from the Trust Account in order to fund tax requirements.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluation of prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

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

In addition, the Company holds a Commitment Letter from its Chief Executive Officer and managing member of the Sponsor, whereby the managing member of the Sponsor commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $750,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.00 per warrant, up to a maximum of $500,000. If the Company does not complete a business combination, any such loans will be forgiven.

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

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

2. LIQUIDITY (continued)

None of the Sponsor, stockholders, officers or directors, or third parties is under any obligation to advance funds to, or invest in, the Company, except for the $750,000 commitment discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until February 1, 2019 (18 months from the closing of the Initial Public Offering) to consummate an acquisition. There is no assurance that the Company will be able to do so prior to February 1, 2019.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commissions (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 28, 2018, which contains the audited financial statements and notes thereto. The financial information as of March 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The interim results for the three months ended June 30, 2018 are not necessarily indicative of the results expected for the year ending March 31, 2018 or any future interim periods.

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

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2018 and 2017.

Cash and marketable securities held in Trust Account

At June 30, 2018, the assets held in the Trust Account were held in cash and U.S. Treasury Bills and are classified as trading securities.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2018, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2018 and June 30, 2017, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at June 30, 2018 and June 30, 2017 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 15,525,000 and 10,512,500 shares of common stock, respectively, (2) rights sold in the Initial Public Offering that convert into 3,105,000 shares of common stock, (3) the unit purchase option of up to 1,350,000 Units sold to the underwriters, exercisable at $10.00 per Unit, which consists of 1,350,000 shares of common stock, 675,000 warrants (convertible into 675,000 shares of common stock), and 1,350,000 rights (convertible into 135,000 shares of common stock) and, 4) the $1,000,000 promissory note, which is payable without interest upon consummation of a Business Combination or, at the holder’s discretion, may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant, entitling the holder thereof to purchase one share of common stock, par value $0.001, at an exercise price of $11.50 per share, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into shares of common stock is contingent upon the occurrence of a future event. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Three Months Ended June 30, 2018	For the Three Months Ended June 30, 2017
Net income (loss)	$178,939	$(26,320)
Less: Income attributable to ordinary shares subject to redemption	(988,126)	—
Adjusted loss	$(809,187)	$(26,320)

Weighted average shares outstanding, basic and diluted	8,469,986	3,811,605

Basic and diluted net loss per ordinary share	$(0.10)	$(0.01)

(a) Interest Income	$1,061,704	$—
Less: Taxes	47,847	—
	$1,013,857	$—
Percentage of ordinary shares subject to redemption to total ordinary shares	97.46%	0.00%
Income attributable to ordinary shares subject to redemption	$988,126	$—

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2018 and 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

5. PRIVATE PLACEMENT (continued)

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

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

6. RELATED PARTY TRANSACTIONS (continued)

Related Party Fees

The Company has incurred related party administrative fees of $20,000 per month beginning August 2017. These costs have been included in the operating costs in the Company’s Statements of Operations. The administrative fees incurred and paid by the Company were $60,000 and $0 for the three months ending June 30, 2018 and 2017, respectively.

7. COMMITMENTS

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

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

7. COMMITMENTS & CONTINGENCIES (continued)

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

Related Party Loans

The Company received a Commitment Letter from the managing member of the Sponsor, Pensare Sponsor Group, LLC (“PSG”) whereby the managing member of PSG commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and a promissory note, up to an aggregate of Seven Hundred and Fifty Thousand Dollars ($750,000), would evidence each loan. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion, up to $500,000 of the commitment may be convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a business combination, any such loans will be forgiven. As of June 30, 2018, the Company had no promissory notes outstanding related to this commitment.

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001. At June 30, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of June 30, 2018 and March 31, 2018 there were 8,550,536 and 8,469,986, respectively, shares of Common Stock issued and outstanding, (excluding 30,261,964 and 30,342,514 shares of common stock subject to possible redemption).

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

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

8. STOCKHOLDERS’ EQUITY (continued)

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

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

8. STOCKHOLDERS’ EQUITY (continued)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2018 and June 30, 2017, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2018	June 30, 2017
Assets:

Cash and marketable securities held in Trust Account	1	$313,164,955	$—

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2018

10. SUBSEQUENT EVENTS

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K filed on June 28, 2018 with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, MasTec, Inc. (“MasTec”) and EarlyBirdCapital, Inc. (“EBC”), generating gross proceeds of $9,500,000.

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

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 Units being issued for $40,500,000, less the underwriters’ discount of $1,012,500, netting $39,487,500 which was deposited into the Trust Account. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 1,012,500 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total gross proceeds of $1,012,500, less the advance payment of $600,000 towards this transaction (see Note 8), resulting in another $412,500 being deposited into the Trust Account and bringing the balance in the Trust Account on August 4, 2017 to $310,500,000.

Initial Public Offering-related costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of June 30, 2018, $898,925 of cash was held outside of the Trust Account, available for working capital purposes.

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

We have until February 1, 2019 to consummate an initial Business Combination. If we are unable to consummate an initial Business Combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account established in connection with the Initial Public Offering, including any interest earned on the funds held in the Trust Account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per share of common stock (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to June 30, 2018 were organizational activities and those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering, which we expect to be relatively insignificant in view of currently low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2018, we had net income of $178,939 which consists of interest income on marketable securities held in the Trust Account of $1,061,704, offset by operating costs and taxes of $882,765. Included in operating costs for the three months ended June 30, 2018 were approximately $440,000 of legal fees, $107,000 of travel costs and $60,000 of administrative fees.

For the three months ended June 30, 2017, we had a net loss of $26,320 consisting of operating costs.

Liquidity and Capital Resources

As of June 30, 2018, we had cash of $898,925 and cash and marketable securities held in the Trust Account available to pay taxes of $190,835. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and certain of our officers and directors and loans from the Sponsor pursuant to the terms of a promissory note.

On August 1, 2017, we consummated the Initial Public Offering of 27,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $270,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 9,500,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, generating total proceeds of $9,500,000. On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 Units being issued for $40,500,000, less the underwriter’s discount of $1,012,500, netting $39,487,500. In connection with the underwriters’ exercise of their over-allotment option in full, the Company consummated the sale of an additional 1,012,500 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total gross proceeds of $1,012,500.

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor, our officers and our directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan is evidenced by a promissory note. The notes would be paid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants.

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $310,500,000 was placed in the Trust Account, and we had $2,327,118 of cash held outside the Trust Account, after payment of all costs related to the Initial Public Offering and the exercise of the over-allotment option, and available for working capital purposes. We incurred $8,646,303 in Initial Public Offering related costs, including $7,762,500 of underwriting fees and $883,803 of other costs and expenses.

As of June 30, 2018, we had cash and marketable securities held in the Trust Account of $313,164,955 (including $2,664,955 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. A portion of the interest income of $190,835 has been recorded as a current asset and may be available to us to pay taxes.

For the three months ending June 30, 2018, cash used in operating activities amounted to $583,751 resulting from net income of $178,939, interest earned on cash and marketable securities held in the Trust Account of $1,061,704 and changes in our assets and liabilities of $299,014. For the three months ending June 30, 2018, cash provided by financing activities amounted to $1,000,000 resulting from a loan from the Sponsor.

For the three months ending June 30, 2017, cash used in operating activities amounted to $35,039 resulting from a net loss of $26,320 and changes in our assets and liabilities of $8,719. For the three months ending June 30, 2017 cash provided by financing activities amounted to $41,297 resulting from $24,990 of proceeds for issuance of common stock, $155,141 in proceeds of promissory notes and $138,834 for payments of offering costs.

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

On June 8, 2018 the Sponsor advanced the Company $1,000,000 for working capital purposes. The working capital loan was evidenced by a $1,000,000 promissory note, which is payable without interest upon consummation of a Business Combination or, at the holder’s discretion, the note may be converted into warrants at a conversion price of $1.00 per warrant. Each warrant will contain terms identical to those of the Private Placement Warrants, entitling the holder thereof to purchase one share of our common stock at an exercise price of $11.50 per share as more fully described in the prospectus for the Initial Public Offering dated July 27, 2017.

The Company holds a Commitment Letter from its Chief Executive Officer and managing member of the Sponsor, whereby the managing member of the Sponsor commits to funding any working capital shortfalls through the earlier of an initial Business Combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $750,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial Business Combination or at the holder’s discretion, up to $500,000 of the loan would convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a Business Combination, any such loans will be forgiven. As of June 30, 2018, the Company had no promissory notes outstanding related to this commitment.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no material changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K filed with the SEC on June 28, 2018. For a description of our critical accounting policies as well as a listing of our significant accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and “Note 3—Summary of Significant Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on June 28, 2018.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our Initial Public Offering, the sale of Private Placement Warrants and the sale of over-allotment Units held in the Trust Account are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on June 28, 2018. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on June 28, 2018, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

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

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENSARE ACQUISITION CORP.

Date: August 15, 2018		/s/ Darrell J. Mays
	Name:	Darrell J. Mays
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ John Foley
	Name:	John Foley
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)