Form 10-Q
period 2018-09-30
PENSARE ACQUISITION Corp
filed 2018-11-14
CIK 1704760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number: 001-38167

PENSARE ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-2402421
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)
1720 Peachtree Street, Suite 629 Atlanta, GA 30309 (Address of principal executive offices) (404) 234-3098 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒  Yes   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  ☒  Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☒

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

As of November 13, 2018, 38,812,500 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

PENSARE ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements.

PENSARE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$511,306	$482,676
Cash and marketable securities held in Trust Account available to pay taxes	115,693	183,998
Prepaid expenses	113,734	76,360
Other current assets	31,994	32,499
Total Current Assets	772,727	775,533

Office furniture and equipment, net of accumulated depreciation	15,563	17,393
Cash and marketable securities held in Trust Account	314,121,016	311,919,253
TOTAL ASSETS	$314,909,306	$312,712,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,048,573	$2,818,894
Taxes payable	115,693	81,225
Total Current Liabilities	3,164,266	2,900,119

Convertible promissory notes – related parties	1,000,000	—
Total Liabilities	4,164,266	2,900,119

Commitments

Common stock subject to possible redemption, 30,222,058 and 30,342,514 shares at redemption value as of September 30, 2018 and March 31, 2018, respectively	305,745,039	304,812,059

Stockholders’ Equity

Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,590,442 and 8,469,986 shares issued and outstanding as of September 30, 2018 and March 31, 2018, (excluding 30,222,058 and 30,342,514 shares subject to possible redemption; respectively)	8,590	8,470
Additional paid-in capital	6,637,669	7,570,769
Accumulated deficit	(1,646,258)	(2,579,238)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$314,909,306	$312,712,179

The accompanying notes are an integral part of the condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Operating costs	$485,125	$199,511	$1,360,043	$225,831

Loss from operations	(485,125)	(199,511)	(1,360,043)	(225,831)

Other income:
Interest income	1,246,949	283,975	2,308,653	283,975

Income before provision for income taxes	761,824	84,464	948,610	58,144

Provision for income taxes	(7,783)	(17,974)	(15,630)	(17,974)

Net income	$754,041	$66,490	$932,980	$40,170

Weighted average shares outstanding, basic and diluted	8,550,536	7,623,216	8,510,481	5,458,161

Basic and diluted net loss per common share	$(0.05)	$(0.02)	$(0.14)	$(0.03)

The accompanying notes are an integral part of these financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$932,980	$40,170
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(2,308,653)	(283,975)
Depreciation	1,830	—
Changes in operating assets and liabilities:
Prepaid expenses	(37,374)	(93,623)
Other current assets	505	—
Taxes payable	34,468	17,774
Accounts payable and accrued expenses	229,679	112,873
Net cash used in operating activities	(1,146,565)	(206,781)

Cash Flows from Investing Activities:
Withdrawal from Trust Account for taxes	175,195	—
Investment of cash in Trust Account	—	(310,500,000)
Net cash provided by (used in) investing activities	175,195	(310,500,000)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial shareholders	—	24,989
Proceeds from sale of Units, net of underwriting discounts paid	—	302,737,500
Proceeds from sale of Placement Units	—	10,512,500
Proceeds from UPO Sale	—	100
Payment of offering costs	—	(674,333)
Proceeds from promissory notes – related parties	1,000,000	277,881
Repayment of promissory notes – related parties	—	(543,339)
Net cash provided by financing activities	1,000,000	312,335,298

Net Change in Cash	28,630	1,628,517
Cash - Beginning	482,676	8,562
Cash – Ending	$511,306	$1,637,079

Supplemental Information

Interest paid	$—	$—
Income taxes paid	$31,162	$200

Non - Cash investing and financing activities:
Offering costs charged to additional paid in capital	$—	$883,803
Initial classification of common stock subject to possible redemption	$—	$307,221,850
Change in value of common stock subject to possible redemption	$932,980	$150,424

The accompanying notes are an integral part of these financial statements.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

At September 30, 2018, the Company had not yet commenced operations. All activity through September 30, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering” or “Offering”), which is described below, identifying a target company for a Business Combination, and performing due diligence thereon.

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

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of September 30, 2018, $511,306 of cash was held outside of the Trust Account, available for working capital purposes.

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

SEPTEMBER 30, 2018

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account, net of taxes payable (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. The common stock subject to redemption has been recorded at redemption value and classified as temporary equity upon the completion of the Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 6), and any Public Shares held by them in favor of approving a Business Combination and not to redeem any shares. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

2. LIQUIDITY

As of September 30, 2018, the Company had $511,306 in its operating bank accounts, $314,236,709 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $2,391,539 as of September 30, 2018, $3,911,905 of the amount deposited in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date the Company has withdrawn $175,195 of interest from the Trust Account in order to pay the Company’s tax requirements.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluation of prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

On June 8, 2018, the Sponsor loaned the Company $1,000,000 for working capital purposes. The Working Capital Loan was evidenced by a $1,000,000 promissory note, which shall be payable without interest upon consummation of a Business Combination or, at the holder’s discretion, the note may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of common stock, par value $0.001, at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commissions (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 28, 2018, which contains the audited financial statements and notes thereto. The financial information as of March 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The interim results for the six months ended September 30, 2018 are not necessarily indicative of the results expected for the year ending March 31, 2019 or any future interim periods.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2018 and March 31, 2018.

Cash and marketable securities held in Trust Account

At September 30, 2018 and March 31, 2018, the assets held in the Trust Account were held in cash and U.S. Treasury Bills and are classified as trading securities.

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2018 and March 31, 2018 common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2018, and March 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

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

On December 22, 2017, the U.S. Tax Cuts and Job Acts of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the federal corporate tax rate was lowered from 35% to 21% effective January 1, 2018. Accordingly, the U.S. federal statutory corporate tax rate for the Company is 21% for the tax period ending September 30, 2018. However, due to the Company’s net operating loss carryforward, the Company’s federal effective tax rate is reduced to zero at September 30, 2018. For the period ending September 30, 2017, the Company’s statutory and effective tax rates were both 15%.

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of common stock subject to possible redemption at September 30, 2018 and September 30, 2017 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 15,525,000 and 10,512,500 shares of common stock, respectively, (2) rights sold in the Initial Public Offering that convert into 3,105,000 shares of common stock, (3) the unit purchase option of up to 1,350,000 Units sold to the underwriters, exercisable at $10.00 per Unit, which consists of 1,350,000 shares of common stock, 675,000 warrants (convertible into 675,000 shares of common stock), and 1,350,000 rights (convertible into 135,000 shares of common stock) and, 4) the $1,000,000 promissory note, which is payable without interest upon consummation of a Business Combination or, at the holder’s discretion, (which may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant, entitling the holder thereof to purchase one share of common stock, par value $0.001, at an exercise price of $11.50 per share), in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of common stock and conversion of the working capital loan are contingent upon the occurrence of a future event. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reconciliation of net loss per common share

The Company’s net loss is adjusted for the portion of income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Three Months Ended September 30, 2018	For the Three Months Ended September 30, 2017	For the Six Months Ended September 30, 2018	For the Six Months Ended September 30, 2017
Net income	$754,041	$66,490	$932,980	$40,170
Less: Income attributable to ordinary shares subject to redemption (a)	(1,161,084)	(210,476)	(2,151,840)	(210,476)
Adjusted loss	$(407,043)	$(143,986)	$(1,218,860)	$(170,306)

Weighted average share outstanding, basic and diluted	8,550,536	7,623,216	8,510,481	5,458,161
Basic and diluted net loss per ordinary share	$(0.05)	$(0.02)	$(0.14)	$(0.03)

(a) Interest Income	$1,246,949	$283,975	$2,308,653	$283,975
Less: Taxes	58,792	17,974	106,639	17,974
	1,188,157	266,001	2,202,014	266,001
Percentage of ordinary shares subject to redemption to total ordinary shares	97.72%	79.13%	97.72%	79.13%
Income attributable to ordinary shares subject to redemption	$1,161,084	$210,476	$2,151,840	$210,476

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2018 and March 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

SEPTEMBER 30, 2018

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

6. RELATED PARTY TRANSACTIONS (continued)

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

Related Party Loans

On June 8, 2018, the Sponsor advanced the Company $1,000,000 for working capital purposes. The Working Capital Loan was evidenced by a $1,000,000 promissory note, which shall be payable without interest upon consummation of a Business Combination or, at the holder’s discretion, the note may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of common stock, par value $0.001, at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

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

Related Party Fees

The Company has incurred related party administrative fees of $20,000 per month beginning July 2017. These costs have been included in the operating costs in the company’s condensed statements of operations. At September 30, 2018 and March 31, 2018, $80,000 and $0, respectively, is included in prepaid expenses in the accompanying condensed balance sheets. The administrative fees incurred and paid by the Company were $120,000 and $60,000 for the six months ending September 30, 2018 and 2017, respectively.

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

SEPTEMBER 30, 2018

7. COMMITMENTS (continued)

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

Related Party Loans

On June 8, 2018 the Sponsor advanced the Company $1,000,000 for working capital purposes.. The convertible promissory note balance at September 30, 2018 and March 31, 2018 was $1,000,000 and $0, respectively. The terms of the note are more fully described in Note 6.

The Company received a Commitment Letter from the managing member of the Sponsor, Pensare Sponsor Group, LLC (“PSG”) whereby the managing member of PSG commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and a promissory note, up to an aggregate of Seven Hundred and Fifty Thousand Dollars ($750,000), would evidence each loan. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion, up to $500,000 of the commitment may be convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a business combination, any such loans will be forgiven. As of September 30, 2018, the Company had no promissory notes outstanding related to this commitment.

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001. At September 30, 2018 and 2017, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of September 30, 2018 and March 31, 2018 there were 8,590,442 and 8,469,986, respectively, shares of Common Stock issued and outstanding, (excluding 30,222,058 and 30,342,514 shares of common stock subject to possible redemption).

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or; provided in each case that the Company has an effective registration statement under the Securities Act covering the shares of Common Stock issuable upon exercise of the Public Warrants and a current prospectus relating to them is available. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of a Business Combination, the Company will use its best efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the shares of Common stock issuable upon exercise of the Public Warrants. The Company will use its best efforts to cause the same to become effective and to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the Public Warrants in accordance with the provisions of the warrant agreement. Notwithstanding the foregoing, if a registration statement covering the shares of Common stock issuable upon exercise of the Public Warrants is not effective within 90 business days immediately following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

8. STOCKHOLDERS’ EQUITY (continued)

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

Unit Purchase Options — The Company sold to EBC and its co-underwriters, for $100, an option to purchase up to 1,350,000 units exercisable at $10.00 per Unit (or an aggregate exercise price of $13,500,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Offering (July 27, 2018) or the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Offering. The Units issuable upon exercise of this option are identical to those offered in the Offering. The Company has accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity.

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

SEPTEMBER 30, 2018

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2018 and March 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2018	March 31, 2018
Assets:

Cash and marketable securities held in Trust Account	1	$314,236,709	$312,103,251

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

Initial Public Offering-related costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of September 30, 2018, $511,306 of cash was held outside of the Trust Account, available for working capital purposes.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to September 30, 2018 were organizational activities and those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering, which we expect to be relatively insignificant in view of currently low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three and six months ended September 30, 2018, we had a net income of $754,041 and $932,980, respectively, which consists of operating costs of $485,125 and $1,360,043, respectively, income taxes of $7,783 and $15,630, respectively, and interest income on marketable securities held in the Trust Account of $1,246,949 and $2,308,653, respectively.

For the three and six months ended September 30, 2017, we had a net income of $66,490 and $40,170, respectively, which consists of operating costs of $199,511 and $225,831, respectively, taxes of $17,974 and $17,974, respectively, and interest income on marketable securities held in the Trust Account of $283,975 and $283,975, respectively.

Liquidity and Capital Resources

As of September 30, 2018, we had cash of $511,306 and cash and interest held in the Trust Account available to pay taxes of $115,693. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and certain of our officers and directors and loans from the Sponsor pursuant to the terms of a promissory note.

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

As of September 30, 2018, we had cash and marketable securities held in the Trust Account of $314,236,709 (including $3,736,709 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. A portion of the interest income of $115,693 has been recorded as a current asset and may be available to us to withdraw and pay taxes.

For the six months ending September 30, 2018, cash used in operating activities amounted to $1,146,565 resulting from a net income of $932,980, interest earned on cash and marketable securities held in the Trust Account of $2,308,653 and changes in our assets and liabilities of $227,278.

For the six months ending September 30, 2017, cash used in operating activities amounted to $206,781 resulting from a net income of $40,170, interest earned on cash and marketable securities held in Trust Account of $283,975 and changes in our assets and liabilities of $37,024.

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

The Company holds a Commitment Letter from its Chief Executive Officer and managing member of the Sponsor, whereby the managing member of the Sponsor commits to funding any working capital shortfalls through the earlier of an initial Business Combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $750,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial Business Combination or at the holder’s discretion, up to $500,000 of the loan would convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a Business Combination, any such loans will be forgiven. As of September 30, 2018, the Company had no promissory notes outstanding related to this commitment.

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

PENSARE ACQUISITION CORP.

Date: November 14, 2018		/s/ Darrell J. Mays
	Name:	Darrell J. Mays
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ John Foley
	Name:	John Foley
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)