Form 10-Q
period 2018-12-31
PENSARE ACQUISITION Corp
filed 2019-02-14
CIK 1704760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 14, 2019, 36,016,210 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

PENSARE ACQUISITION CORP.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PENSARE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	December 31, 2018	March 31, 2018
	(Unaudited)
ASSETS
Current Assets
Cash	$139,065	$482,676
Cash and marketable securities held in Trust Account available to pay taxes	182,614	183,998
Prepaid expenses	35,013	76,360
Other current assets	32,078	32,499
Total Current Assets	388,770	775,533

Office furniture and equipment, net of accumulated depreciation	14,648	17,393
Deferred income taxes	216,000	—
Cash and marketable securities held in Trust Account	315,531,387	311,919,253
TOTAL ASSETS	$316,150,805	$312,712,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$3,387,250	$2,818,894
Taxes payable	182,614	81,225
Total Current Liabilities	3,569,864	2,900,119

Convertible promissory notes – related parties	1,000,000	—
Total Liabilities	4,569,864	2,900,119

Commitments

Common stock subject to possible redemption, 30,169,252, and 30,342,514 shares at redemption value as of December 31, 2018 and March 31, 2018, respectively	306,580,940	304,812,059

Stockholders’ Equity

Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,643,248 and 8,469,986 shares issued and outstanding as of December 31, 2018 and March 31, 2018, (excluding 30,169,252 and 30,342,514 shares subject to possible redemption; respectively)	8,643	8,470
Additional paid-in capital	5,801,715	7,570,769
Accumulated deficit	(810,357)	(2,579,238)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$316,150,805	$312,712,179

The accompanying notes are an integral part of these condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Operating costs	$849,248	$569,036	$2,209,291	$794,867

Loss from operations	(849,248)	(569,036)	(2,209,291)	(794,867)

Other income:
Interest income	1,477,292	552,017	3,785,945	835,992

Income (loss) before benefit (provision) for income taxes	628,044	(17,019)	1,576,654	41,125

Benefit (provision) for income taxes	207,857	(4,790)	192,227	(22,764)

Net income (loss)	$835,901	$(21,809)	$1,768,881	$18,361

Weighted average shares outstanding, basic and diluted	8,590,442	8,101,582	8,537,232	6,342,506

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.20)	$(0.10)

The accompanying notes are an integral part of these condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended December 31
	2018	2017
Cash Flows from Operating Activities:
Net income	$1,768,881	$18,361
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(3,785,945)	(835,992)
Depreciation	2,745	610
Deferred income taxes - change in valuation allowance	(216,000)	—
Changes in operating assets and liabilities:
Prepaid expenses	41,347	(98,112)
Other current assets	421	(12,560)
Taxes payable	101,389	22,563
Accounts payable and accrued expenses	568,356	262,908
Net cash used in operating activities	(1,518,806)	(642,222)

Cash Flows from Investing Activities:
Withdrawal from Trust Account for payment of taxes	175,195	—
Investment of cash in Trust Account	—	(310,500,000)
Acquisition of fixed assets	—	(18,917)
Net cash provided by (used in) investing activities	175,195	(310,518,917)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock to initial Shareholders	—	24,989
Proceeds from sale of Units, net of underwriting discounts Paid	—	302,737,500
Proceeds from sale of Placement Units	—	10,512,500
Proceeds from UPO Sale	—	100
Payment of offering costs	—	(674,333)
Proceeds from convertible promissory notes – related parties	1,000,000	277,881
Repayment of promissory notes – related parties	—	(543,339)
Net cash provided by financing activities	1,000,000	312,335,298

Net Change in Cash	(343,611)	1,174,159
Cash - Beginning	482,676	8,562
Cash – Ending	$139,065	$1,182,721

Supplemental Information
Income taxes paid	$31,163	$200

Non - Cash investing and financing activities:
Offering costs charged to additional paid in capital	$—	$883,803
Initial classification of common stock subject to possible redemption	$—	$307,221,850
Change in value of common stock subject to possible redemption	$(1,768,881)	$128,616

The accompanying notes are an integral part of these condensed financial statements

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

At December 31, 2018, the Company had not yet commenced operations. All activity through December 31, 2018 relates to the Company’s formation, its initial public offering (“Initial Public Offering” or “Offering”), which is described below, identifying a target company for a Business Combination, and performing due diligence thereon.

The registration statements for the Company’s Initial Public Offering were declared effective on July 27, 2017. On August 1, 2017, the Company consummated the Initial Public Offering of 27,000,000 units (“Units” and with respect to the shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $270,000,000, which is described in Note 4.

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

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of December 31, 2018, $139,065 of cash was held outside of the Trust Account, available for working capital purposes.

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

DECEMBER 31, 2018

(Unaudited)

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

 The Company will have until May 1, 2019 (per the Charter Amendment approved on January 28, 2019, as described in Note 10) to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

DECEMBER 31, 2018

(Unaudited)

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

2. LIQUIDITY

As of December 31, 2018, the Company had $139,065 in its operating bank accounts, $315,714,001 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or convert stock in connection therewith and a working capital deficit of $3,181,094. As of December 31, 2018, $5,214,002 of the amount deposited in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date the Company has withdrawn $175,195 of interest from the Trust Account in order to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluation of prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

On June 8, 2018, the Sponsor advanced the Company $1,000,000 for working capital purposes. On February 11, 2019, the Sponsor advanced the Company an additional $317,628 for working capital purposes and amended the June 8, 2018 note to a balance of $1,317,628. The Working Capital Loans, evidenced by the $1,317,628 promissory note, shall be payable without interest upon consummation of a Business Combination or, at the holder’s discretion, the note may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

In addition, two of the Company’s service providers had agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to approximately $3,209,102 as of December 31, 2018. Such fees are included in accrued expenses in the accompanying condensed balance sheet at December 31, 2018. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the next three months (through May 1, 2019) following the date from when the financial statements are issued.

In addition, the Company holds a Commitment Letter from its Chief Executive Officer and managing member of the Sponsor, whereby the managing member of the Sponsor commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $750,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.00 per warrant, up to a maximum of $182,372. If the Company does not complete a business combination, any such loans will be forgiven.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

2. LIQUIDITY (continued)

None of the Sponsor, stockholders, officers or directors, or third parties is under any obligation to advance funds to, or invest in, the Company, except for the $750,000 commitment discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until May 1, 2019 (per Charter Amendment approved on January 28, 2019) to consummate a business combination. There is no assurance that the Company will be able to do so prior to May 1, 2019.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commissions (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2018 as filed with the SEC on June 28, 2018, which contains the audited financial statements and notes thereto. The financial information as of March 31, 2018 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2018. The interim results for the nine months ended December 31, 2018 are not necessarily indicative of the results expected for the year ending March 31, 2019 or any future interim periods.

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

DECEMBER 31, 2018

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company, which is neither an emerging growth company nor an emerging growth company, which has opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2018 and March 31, 2018.

Cash and marketable securities held in Trust Account

At December 31, 2018 and March 31, 2018, the assets held in the Trust Account were held in cash and U.S. Treasury Bills and are classified as trading securities.

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2018 and March 31, 2018, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities. that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax asset to the amount expected to be realized.

At December 31, 2018, management had determined that it is more likely than not, that its deferred income tax asset, which previously had been reduced by a valuation allowance, will be realized within the next year. The deferred income tax asset of $216,000 arose from tax benefits related to net operating losses not previously utilized. Accordingly, at December 31, 2018, management has fully reversed the previously recorded valuation allowance, and has recorded a corresponding benefit from the realization of the deferred income tax asset in the financial statements.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2018 and March 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

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

For the period ending December 31, 2018, the Company’s effective tax rate differs from the federal statutory rate of 21% due to the reduction in the valuation allowance previously taken against the Company's deferred income tax asset. For the period ending December 31, 2017, the Company’s statutory and effective tax rates were both 15%.

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of Common Stock subject to possible redemption at December 31, 2018 and December 31, 2017 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 15,525,000 and 10,512,500 shares of Common Stock, respectively, (2) rights sold in the Initial Public Offering that convert into 3,105,000 shares of Common Stock, (3) the unit purchase option of up to 1,350,000 Units sold to the underwriters, exercisable at $10.00 per Unit, which consists of 1,350,000 shares of Common Stock, 675,000 warrants (convertible into 675,000 shares of Common Stock), and 1,350,000 rights (convertible into 135,000 shares of Common Stock) and, 4) the $1,000,000 promissory note, which is payable without interest upon consummation of a Business Combination or, at the holder’s discretion, which may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant, entitling the holder thereof to purchase one share of Common Stock, par value $0.001, at an exercise price of $11.50 per share, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of Common Stock and conversion of the working capital loan are contingent upon the occurrence of a future event. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reconciliation of net loss per common share

The Company’s net income (loss) is adjusted for the portion of income that is attributable to Common Stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Three Months Ended December 31, 2018	For the Three Months Ended December 31, 2017	For the Nine Months Ended December 31, 2018	For the Nine Months Ended December 31, 2017
Net income (loss)	$835,901	$(21,809)	$1,768,881	$18,361
Less: Income attributable to common shares subject to redemption (a)	(1,370,364)	(433,070)	(3,509,917)	(643,581)
Adjusted loss	$(534,463)	$(454,879)	$(1,741,036)	$(625,220)

Weighted average shares outstanding, basic and diluted	8,590,442	8,101,582	8,537,232	6,342,506

Basic and diluted net loss per common share	$(0.06)	$(0.06)	$(0.20)	$(0.10)

(a) Interest Income	$1,477,292	$552,017	$3,785,945	$835,992
Less: Income Taxes*	8,143	4,790	23,773	22,764
Less: Franchise Taxes	58,779	—	149,788	—

	1,410,370	547,227	3,312,384	813,228
Percentage of common shares subject to redemption to total common shares	97.16%	79.14%	97.16%	79.14%
Income attributable to common shares subject to redemption	$1,370,364	$433,070	$3,509,917	$643,581

* Excludes any benefit derived from deferred income tax asset

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2018 and March 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 27,000,000 units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Common Stock one right (“Public Right”) and one-half of one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon consummation of a Business Combination (see Note 8). Each whole Public Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 (see Note 8).

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

6. RELATED PARTY TRANSACTIONS (continued)

Related Party Loans

On June 8, 2018, the Sponsor advanced the Company $1,000,000 for working capital purposes. On February 11, 2019, the Sponsor advanced the Company an additional $317,628 for working capital purposes and amended the June 8, 2018 note to a balance of $1,317,628. The Working Capital Loans, evidenced by the $1,317,628 promissory note, shall be payable without interest upon consummation of a Business Combination or, at the holder’s discretion, the note may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

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

The Company received a Commitment Letter from the managing member of the Sponsor, Pensare Sponsor Group, LLC (“PSG”), whereby the managing member of PSG commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and a promissory note, up to an aggregate of Seven Hundred and Fifty Thousand Dollars ($750,000), would evidence each loan. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion, up to $500,000 of the commitment may be convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a business combination, any such loans will be forgiven. As of December 31, 2018, the Company had no promissory notes outstanding related to this commitment.

On February 1 2019, the Company signed a promissory note agreeing to repay up to $2,797,117 of advances to be made by the Sponsor to cover contribution payments due to the Trust Account. On February 11, 2019, $932,372 was advanced under that note.

Related Party Fees

The Company has incurred related party administrative fees of $20,000 per month beginning July 2017. These costs have been included in the operating costs in the company’s condensed statements of operations. At December 31, 2018 and March 31, 2018, $20,000 and $0, respectively, is included in prepaid expenses in the accompanying condensed balance sheets. The administrative fees incurred and paid by the Company were $180,000 and $100,000 for the nine months ending December 31, 2018 and 2017, respectively.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001. At December 31, 2018 and March 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of December 31, 2018 and March 31, 2018 there were 8,643,248 and 8,469,986, respectively, shares of Common Stock issued and outstanding, (excluding 30,169,252 and 30,342,514 shares of common stock subject to possible redemption).

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

8. STOCKHOLDERS’ EQUITY (continued)

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

8. STOCKHOLDERS’ EQUITY (continued)

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

The Company estimated that the fair value of this unit purchase option was approximately $4,547,505 (or $3.37 per Unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.80% and (3) expected life of five years. The option and the 1,350,000 Units have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Offering except to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of Common Stock at a price below its exercise price.

9. FAIR VALUE MEASUREMENTS

The Company follows guidance in ASC 820 for its financial assets and liabilities that are re-measured at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

9. FAIR VALUE MEASUREMENTS (continued)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018 and March 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2018	March 31, 2018
Assets:

Cash and marketable securities held in Trust Account	1	$315,714,001	$312,103,251

10. SUBSEQUENT EVENTS

 The Proposed Transaction

On January 31, 2019, the Company, Tango Merger Sub Corp., a Delaware corporation and wholly-owned direct subsidiary of the Company (“Merger Sub”), and U.S. TelePacific Holdings Corp., a Delaware corporation doing business as TPx Communications (“TPx”), entered into a Business Combination Agreement (the “Business Combination Agreement”) pursuant to which Merger Sub will merge with and into TPx, with TPx surviving the merger as a wholly-owned direct subsidiary of the Company (the “Transaction”). The merger consideration, aggregating $343 million, consists of $248 million in cash and $95 million in shares of Common Stock (or, in certain circumstances, other Company securities), subject to certain adjustments for the amount of net debt assumed by the Company at closing. The Business Combination Agreement contemplates the Company’s assumption of up to $622 million of TPx’s net debt, with an intention of maintaining TPx’s current credit agreement in place after closing. Founded in 1998, TPx is a provider of Unified Communications and cloud-focused Managed IT Services, including Cloud Connectivity, Software-Defined Wide Area Networks (SD-WAN), and Managed Security, with approximately 30,000 customers nationwide in over 53,000 locations. The consummation of the Transaction is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of the stockholders of the Company and the execution of the various transaction agreements.

The Extension

On January 28, 2019, at the Special Meeting in lieu of the 2019 Annual Meeting of the Company’s Stockholders (the “Special Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional three months, from February 1, 2019 to May 1, 2019 (the “Extended Date”). The affirmative vote of at least a majority of the outstanding shares of Common Stock was required to approve the Charter Amendment. The Charter Amendment was approved with 26,352,896 votes cast in favor of the proposal, 122,986 votes cast against the proposal and 323,175 abstentions. The purpose of the Extension is to allow the Company more time to complete a Business Combination. In connection with the Special Meeting and the resulting Charter Amendment, 2,796,290 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.18 per share.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2018

(Unaudited)

10. SUBSEQUENT EVENTS (continued)

The Sponsor agreed to contribute to the Company as a loan $0.033 for each Public Share that was not redeemed in connection with the stockholder vote to approve the Extension, for each calendar month (commencing on February 2, 2019 and on the second day of each subsequent month), or portion thereof, that is needed by the Company to complete a Business Combination from February 2, 2019 until the Extended Date (the “Contribution”). The Contributions will increase the pro rata portion of the funds available in the Trust Account in the event of the consummation of a Business Combination or a liquidation from approximately $10.18 per share to approximately $10.28 per share, assuming the Company takes the entire time through May 1, 2019 to complete a Business Combination or liquidate. The Sponsor will have sole discretion to determine whether to continue extending for additional calendar months until the Extended Date, and if the Sponsor determines not to continue extending for additional calendar months, its obligation to make additional Contributions will terminate and the Company will dissolve and liquidate in accordance with its Amended and Restated Certificate of Incorporation.

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

The registration statements for the Company’s initial public offering of securities (the “Initial Public Offering”) were declared effective on July 27, 2017. On August 1, 2017, the Company consummated the Initial Public Offering of 27,000,000 units (“Units” and with respect to the common stock included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $270,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) to the Sponsor, MasTec, Inc. (“MasTec”) and EarlyBirdCapital, Inc. (“EBC”), generating gross proceeds of $9,500,000.

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

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 Units being issued for $40,500,000, less the underwriters’ discount of $1,012,500, netting $39,487,500 which was deposited into the Trust Account. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 1,012,500 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total gross proceeds of $1,012,500, less the advance payment of $600,000 towards this transaction (see Note 5), resulting in another $412,500 being deposited into the Trust Account and bringing the balance in the Trust Account on August 4, 2017 to $310,500,000.

Initial Public Offering-related costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees and $883,803 of other costs. In addition, as of December 31, 2018, $139,065 of cash was held outside of the Trust Account, available for working capital purposes.

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we intend to focus on businesses in the wireless telecommunications industry in the United States. We intend to utilize cash derived from the proceeds of our Initial Public Offering and the Private Placement, our securities, debt or a combination of cash, securities and debt, in effecting a Business Combination. The issuance of additional shares of common stock or warrants in a Business Combination:

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

On January 28, 2019, at the Special Meeting in lieu of the 2019 Annual Meeting of the Company’s Stockholders (the “Special Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional three months, from February 1, 2019 to May 1, 2019 (the “Extended Date”). The affirmative vote of at least a majority of the outstanding shares of Common Stock was required to approve the Charter Amendment. The Charter Amendment was approved with 26,352,896 votes cast in favor of the proposal, 122,986 votes cast against the proposal and 323,175 abstentions. The purpose of the Extension is to allow the Company more time to complete a Business Combination. In connection with the Special Meeting and the resulting Charter Amendment, 2,796,290 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.18 per share.

We have until May 1, 2019 to consummate an initial Business Combination. If we are unable to consummate an initial Business Combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account established in connection with the Initial Public Offering, including any interest earned on the funds held in the Trust Account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per share of common stock (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to December 31, 2018 were organizational activities and those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering, which we expect to be relatively insignificant in view of currently low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three and nine months ended December 31, 2018, we had a net income of $835,901 and $1,768,881, respectively, which consists of operating costs of $849,248 and $2,209,291, respectively, net income tax benefits of $207,857 and $192,227, respectively, and interest income on marketable securities held in the Trust Account of $1,477,292 and $3,785,945, respectively.

For the three and nine months ended December 31, 2017, we had a net (loss) income of $(21,809) and $18,361, respectively, which consists of operating costs of $569,036 and $794,867, respectively, income taxes of $4,790 and $22,764, respectively, and interest income on marketable securities held in the Trust Account of $552,017 and $835,992, respectively.

Liquidity and Capital Resources

As of December 31, 2018, we had cash of $139,065 and cash and interest held in the Trust Account available to pay taxes of $182,614. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and certain of our officers and directors and loans from the Sponsor pursuant to the terms of a promissory note.

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

As of December 31, 2018, we had cash and marketable securities held in the Trust Account of $315,714,001 (including $5,214,001of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. A portion of the interest income of $182,614 has been recorded as a current asset and may be available to us to withdraw and pay taxes.

For the nine months ending December 31, 2018, cash used in operating activities amounted to $1,518,806 resulting from net income of $1,768,881, interest earned on cash and marketable securities held in the Trust Account of $3,785,945, depreciation of $2,745, deferred income taxes – change in valuation allowance of $216,000 and changes in our assets and liabilities of $711,513.

For the nine months ending December 31, 2017, cash used in operating activities amounted to $642,222 resulting from a net income of $18,361, interest earned on cash and marketable securities held in Trust Account of $835,992, depreciation of $610 and changes in our assets and liabilities of $174,799.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination, the Sponsor, our officers and directors or their affiliates may, but are not obligated to, loan us funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan is evidenced by a promissory note. The notes would be paid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants.

On June 8, 2018, the Sponsor advanced the Company $1,000,000 for working capital purposes. On February 11, 2019, the Sponsor advanced the Company an additional $317,628 for working capital purposes and amended the June 8, 2018 note to a balance of $1,317,628. The Working Capital Loans, evidenced by the $1,317,628 promissory note, shall be payable without interest upon consummation of a Business Combination or, at the holder’s discretion, the note may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

On February 1, 2019, the Company signed a promissory note agreeing to repay up to $2,797,117 of advances to be made by the Sponsor to cover contribution payments due to the Trust Account. On February 11, 2019, $932,372 was advanced under that note.

In addition, two of the Company’s service providers had agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to approximately $3,209,102 as of December 31, 2018. Such fees are included in accrued expenses in the accompanying condensed balance sheet at December 31, 2018. Based on the foregoing, the Company believes it will have sufficient cash to meets its needs for the next three months (through May 1, 2019) following the date from when the financial statements are issued.

The Company holds a Commitment Letter from its Chief Executive Officer and managing member of the Sponsor, whereby the managing member of the Sponsor commits to funding any working capital shortfalls through the earlier of an initial Business Combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $750,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial Business Combination or at the holder’s discretion, up to $500,000 of the loan would convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a Business Combination, any such loans will be forgiven. As of December 31, 2018, the Company had no promissory notes outstanding related to this commitment.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2018. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Proposed Business Combination and Extension

On January 31, 2019, the Company, Tango Merger Sub Corp., a Delaware corporation and wholly-owned direct subsidiary of the Company (“Merger Sub”), and U.S. TelePacific Holdings Corp., a Delaware corporation doing business as TPx Communications (“TPx”), entered into a Business Combination Agreement (the “Business Combination Agreement”) pursuant to which Merger Sub will merge with and into TPx, with TPx surviving the merger as a wholly-owned direct subsidiary of the Company (the “Transaction”). The merger consideration, aggregating $343 million, consists of $248 million in cash and $95 million in shares of Common Stock (or, in certain circumstances, other Company securities), subject to certain adjustments for the amount of net debt assumed by the Company at closing. The Business Combination Agreement contemplates the Company’s assumption of up to $622 million of TPx’s net debt, with an intention of maintaining TPx’s current credit agreement in place after closing. Founded in 1998, TPx is a provider of Unified Communications and cloud-focused Managed IT Services, including Cloud Connectivity, Software-Defined Wide Area Networks (SD-WAN), and Managed Security, with approximately 30,000 customers nationwide in over 53,000 locations. The consummation of the Transaction is subject to a number of conditions set forth in the Business Combination Agreement including, among others, receipt of the requisite approval of the stockholders of the Company and the execution of the various transaction agreements.

The Extension

On January 28, 2019, at the Special Meeting in lieu of the 2019 Annual Meeting of the Company’s Stockholders (the “Special Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional three months, from February 1, 2019 to May 1, 2019 (the “Extended Date”). The affirmative vote of at least a majority of the outstanding shares of Common Stock was required to approve the Charter Amendment. The Charter Amendment was approved with 26,352,896 votes cast in favor of the proposal, 122,986 votes cast against the proposal and 323,175 abstentions. The purpose of the Extension is to allow the Company more time to complete a Business Combination. In connection with the Special Meeting and the resulting Charter Amendment, 2,796,290 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.18 per share.

The Sponsor agreed to contribute to the Company as a loan $0.033 for each Public Share that was not redeemed in connection with the stockholder vote to approve the Extension, for each calendar month (commencing on February 2, 2019 and on the second day of each subsequent month), or portion thereof, that is needed by the Company to complete a Business Combination from February 2, 2019 until the Extended Date (the “Contribution”). The Contributions will increase the pro rata portion of the funds available in the Trust Account in the event of the consummation of a Business Combination or a liquidation from approximately $10.18 per share to approximately $10.28 per share, assuming the Company takes the entire time through May 1, 2019 to complete a Business Combination or liquidate. The Sponsor will have sole discretion to determine whether to continue extending for additional calendar months until the Extended Date, and if the Sponsor determines not to continue extending for additional calendar months, its obligation to make additional Contributions will terminate and the Company will dissolve and liquidate in accordance with its Amended and Restated Certificate of Incorporation.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

101.LAB	XBRL Label Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

*Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENSARE ACQUISITION CORP.

Date: February 14, 2019		/s/ Darrell J. Mays
	Name:	Darrell J. Mays
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ John Foley
	Name:	John Foley
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)