Form 10-K
period 2019-03-31
PENSARE ACQUISITION Corp
filed 2019-06-14
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38167

PENSARE ACQUISITION CORP.

Delaware	81-2402421
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1720 Peachtree Street, Suite 629

Atlanta, GA 30309

(404) 234-3098

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, one Right and one-half of one Warrant	WRLSU	The Nasdaq Stock Market LLC
Common Stock, par value $0.001 per share	WRLS	The Nasdaq Stock Market LLC
Warrants, each whole Warrant entitling the holder to purchase one share of Common Stock	WRLSW	The Nasdaq Stock Market LLC
Rights, each Right entitling the holder to receive one-tenth (1/10) of one share of Common Stock	WRLSR	The Nasdaq Stock Market LLC

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No   ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
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

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on September 28, 2018 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $327.3 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

As of June 14, 2019, 32,184,225 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

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

ii

PART I

Item 1. Business

Introduction

We are a blank check company formed pursuant to the laws of the State of Delaware on April 7, 2016 for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities, which we refer to in this report as the initial business combination. While our efforts in identifying a prospective target business for our initial business combination are not limited to a particular industry or geographic region, we have initially focused our search on identifying a prospective target business in the wireless telecommunications industry in the United States, as described below. As previously disclosed in our current report on Form 8-K filed with the SEC on February 1, 2019, we entered into a Business Combination Agreement (the “Agreement”) on January 31, 2019 with U.S. TelePacific Holdings Corp., d/b/a TPx Communications (“TPx”) and Tango Merger Sub Corp. (“Merger Sub”), a wholly-owned subsidiary of the Company, relating to the proposed business combination between the Company and TPx. On May 20, 2019, we mutually agreed with TPx to terminate the Agreement pursuant to a Termination of Business Combination Agreement dated as of May 20, 2019, effective as of such date. As a result of the termination of the Agreement, effective as of May 20, 2019, the Agreement is of no further force or effect, and no party to the Agreement shall have any liability under the Agreement except as otherwise expressly set forth in the Agreement. We intend to continue to pursue a business combination.

On January 28, 2019, at the Special Meeting in lieu of the 2019 Annual Meeting of the Company’s Stockholders, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from February 1, 2019 to May 1, 2019. The amendment was approved with 26,352,896 votes cast in favor of the amendment, 122,986 votes cast against the amendment and 323,175 abstentions. In connection with the special meeting and the resulting amendment to our amended and restated certificate of incorporation, 2,796,290 shares of our common stock were redeemed from funds available in the trust account established in connection with the Company’s initial public offering (the “Trust Account”), for a redemption amount of approximately $10.18 per share.

On April 22, 2019, we announced that our sponsor, had agreed to contribute to us as a loan $0.033 for each share of our common stock issued in our initial public offering that was not redeemed in connection with the stockholder vote to approve an amendment to our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. On April 29, 2019, at the Special Meeting of the Company’s Stockholders, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. The amendment was approved with 26,163,835 votes cast in favor of the amendment, 2,020,001 votes cast against the amendment and 422,075 abstentions. In connection with the special meeting and the resulting amendment to our amended and restated certificate of incorporation, 3,831,985 shares of our common stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.33 per share.

On May 31, 2019, we announced that our sponsor will reduce its contributions to the Trust Account. Our sponsor will continue to pay to the Trust Account $0.033 per public share that has not been redeemed per month, but the total monthly payment will be no greater than $200,000. If more than 6,060,606 public shares remain outstanding after redemptions in connection with this adjustment, then the amount paid per share will be reduced proportionately. In connection with this announcement, we offered our public stockholders the right to redeem their shares of our common stock for their pro rata portion of the funds available in the Trust Account. Our stockholders have until 5:00 p.m., eastern time, on June 14, 2019 to elect to redeem their public shares.

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

●	We intend to seek out potential targets that enjoy proven business models and attractive growth profiles. We also believe our sponsor’s and management team’s extensive experience in deal sourcing from private and public sources, as well as their advisory and consulting engagements, provide unique insight when identifying potential business combination opportunities and creating value. We believe their experience and proximity to real-time information positions us to obtain access to differentiated deal flow, frequently in a non-competitive manner and prior to other parties with an interest in such transactions.

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

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 units being issued for $40,500,000, less the underwriters’ discount of $1,012,500, netting $39,487,500 which was deposited into the Trust Account. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 1,012,500 private warrants at $1.00 per warrant, generating total gross proceeds of $1,012,500 less the advance payment on August 1, 2017 of $600,000 towards that transaction resulting in an additional $412,500 being deposited into the Trust Account and bringing the balance in the Trust Account on August 4, 2017 to $310,500,000.

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of March 31, 2019, $135,265 of cash was held outside of the Trust Account, which is available for working capital purposes.

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

We have until August 1, 2019 to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per share of common stock, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

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

Pensare Acquisition Corp.

1720 Peachtree Street

Suite 629

Atlanta, GA 30309

Tel: (404) 234-3098

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles, or GAAP, or international financial reporting standards as issued by the international accounting standards board, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We may be required to have our internal control procedures audited for the fiscal year ending March 31, 2020 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

If we are unable to consummate a business combination, our public stockholders may be forced to wait until after August 1, 2019 before receiving distributions from the Trust Account.

We have until August 1, 2019 to complete a business combination. We have no obligation to return funds to investors prior to such date unless (i) we consummate a business combination prior thereto or (ii) we seek to amend our amended and restated certificate of incorporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to us. Only after the expiration of this time period on August 1, 2019 will public security holders be entitled to distributions from the Trust Account if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares, rights or warrants, potentially at a loss.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share, and 1,000,000 shares of preferred stock, par value $0.001 per share. As of June 14, 2019, there were 32,681,290 authorized but unissued shares of common stock available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants (including the private warrants), rights and unit purchase options (including the rights and warrants underlying the unit purchase options). As of June 14, 2019, there were no shares of preferred stock issued and outstanding. Although we have no commitment as of the date of this report, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete a business combination. The issuance of additional shares of common stock will not reduce the per-share conversion amount in the Trust Account. The issuance of additional shares of common stock or preferred stock:

●	may significantly reduce the equity interest of our current security holders;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding,

If we incur indebtedness, our lenders will not have a claim on the cash in the Trust Account and such indebtedness will not decrease the per-share conversion amount in the Trust Account.

If the funds not being held in trust are insufficient to allow us to operate until August 1, 2019, we may be unable to complete a business combination.

We believe that the funds available to us outside of the Trust Account, together with funds that may be made available to us by our sponsor, officers, directors and their affiliates through loans, will be sufficient to allow us to operate through August 1, 2019, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. Accordingly, if we use all of the funds held outside of the Trust Account, we may not have sufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsor, officers or directors or their affiliates to operate or may be forced to liquidate. Our sponsor, officers, directors and their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount that they deem reasonable in their sole discretion for our working capital needs; provided, however, that our chief executive officer and managing member of our sponsor has agreed to fund any shortfalls in working capital prior to the completion of an initial business combination. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at holder’s discretion, up to $1,500,000 of the notes may be converted into warrants at a price of $1.00 per warrant. As of June 14, 2019, our sponsor has loaned to us an aggregate of approximately $5.3 million pursuant to promissory notes as described elsewhere in this Report.

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

Our amended and restated certificate of incorporation provides that we will continue in existence only until August 1, 2019. If we have not completed a business combination by August 1, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

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

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you that these conflicts will be resolved in our favor.

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

Although we believe that the remaining net proceeds of our initial public offering and the sale of the private warrants will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private warrants prove to be insufficient, because of either the size of the business combination, the depletion of the available net proceeds in search of a target business or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our initial stockholders own approximately 18.5% of our issued and outstanding shares of common stock. In addition, our sponsor, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination, our sponsor and initial stockholders, as well as all of our officers and directors, have agreed to vote the shares of common stock owned by them in favor of such proposed business combination.

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

We issued rights to receive 3,105,000 shares of common stock and warrants to purchase 15,525,000 shares of common stock as part of the units sold in our initial public offering and private warrants to purchase 10,512,500 shares of common stock. We also issued unit purchase options to purchase 1,350,000 units to EBC and its designees which, if exercised, will result in the issuance of 1,350,000 shares of common stock, rights to receive 135,000 shares of common stock and warrants to purchase an additional 675,000 shares of common stock. We may also issue other warrants to our sponsor, officers or directors in payment of working capital loans made to us as described in our final prospectus filed with the SEC on July 31, 2017. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these rights, warrants and unit purchase options could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our rights, warrants and unit purchase option may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the rights, warrants or unit purchase option could have an adverse effect on the market price for our securities or on our ability to obtain future financing.

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

The requirement that we complete an initial business combination by August 1, 2019 may give potential target businesses leverage over us in negotiating a business combination.

We have until August 1, 2019 to complete an initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

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

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. Additionally, to the extent we furnish our stockholders with financial statements prepared in accordance with IFRS, such financial statements will need to be audited in accordance with U.S. GAAP at the time of the consummation of the business combination. These financial statement requirements may limit the pool of potential target businesses we may acquire.

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

	Price Range of Units		Price Range of Common Stock		Price Range of Warrants		Price Range of Rights
	Low	High	Low	High	Low	High	Low	High
2019
Quarter ended March 31	$9.74	$10.70	$10.08	$10.28	$0.15	$0.36	$0.20	$0.43
2018
Quarter ended March 31	$10.30	$11.47	$7.75	$10.17	$0.45	$0.60	$0.42	$0.55
Quarter ended June 30	$10.27	$10.60	$9.68	$9.92	$0.40	$0.68	$0.30	$0.50
Quarter ended September 30	$10.20	$11.00	$9.85	$9.97	$0.52	$0.67	$0.40	$0.53
Quarter ended December 31	$10.40	$10.69	$9.94	$10.14	$0.15	$0.50	$0.18	$0.47

Holders of Record

On June 14, 2019, there were approximately one holder of record of our units, nine holders of record of our common stock, one holder of record of our rights and four holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

Recent Sales of Unregistered Securities

In May 2016, we issued 10,000 shares of our common stock to our sponsor for $10.00.

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

Use of Proceeds from our Initial Public Offering

On August 1, 2017, we consummated our initial public offering of 27,000,000 units, with each unit consisting of one share of common stock, one right and one-half of one warrant. Each right entitles the holder thereof to receive one-tenth of one share of common stock upon the consummation of an initial business combination. Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share. Each warrant will become exercisable 30 days after the completion of an initial business combination and will expire on the fifth anniversary of our completion of an initial business combination, or earlier upon redemption or liquidation. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. The units in our initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $270,000,000. EBC acted as the sole book running manager and IFS Securities, Chardan and I-Bankers Securities, Inc. acted as co-managers of the offering. The securities sold in the offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-219162 and 333-219518). The SEC declared the registration statements effective on August 1, 2017.

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

Not applicable.

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

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 units being issued for $40,500,000, less the underwriters’ discount of $1,012,500, netting $39,487,500 which was deposited into the Trust Account. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 1,012,500 private warrants at $1.00 per warrant, generating total gross proceeds of $1,012,500 less the advance payment on August 1, 2017 of $600,000 towards this transaction resulting in another $412,500 being deposited into the Trust Account bringing the balance in the Trust Account on August 4, 2017 to $310,500,000.

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of March 31, 2019, $135,265 of cash was held outside of the Trust Account, available for working capital purposes.

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

We have until August 1, 2019 to consummate an initial business combination. If we are unable to consummate an initial business combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account established in connection with the initial public offering (the “Trust Account”), including any interest earned on the funds held in the Trust Account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per share of common stock (regardless of whether or not the underwriters exercise their over-allotment option), without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

As previously disclosed in our current report on Form 8-K filed with the SEC on February 1, 2019, we entered into the Agreement on January 31, 2019 with TPx and Merger Sub relating to the proposed business combination between the Company and TPx. On May 20, 2019, we mutually agreed with TPx to terminate the Agreement pursuant to a Termination of Business Combination Agreement dated as of May 20, 2019, effective as of such date. As a result of the termination of the Agreement, effective as of May 20, 2019, the Agreement is of no further force or effect, and no party to the Agreement shall have any liability under the Agreement except as otherwise expressly set forth in the Agreement. We intend to continue to pursue a business combination.

On January 28, 2019, at the Special Meeting in lieu of the 2019 Annual Meeting of the Company’s Stockholders, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from February 1, 2019 to May 1, 2019. The amendment was approved with 26,352,896 votes cast in favor of the amendment, 122,986 votes cast against the amendment and 323,175 abstentions. In connection with the special meeting and the resulting amendment to our amended and restated certificate of incorporation, 2,796,290 shares of our common stock were redeemed from funds available in the trust account established in connection with the Company’s initial public offering (the “Trust Account”), for a redemption amount of approximately $10.18 per share.

On April 22, 2019, we announced that our sponsor, had agreed to contribute to us as a loan $0.033 for each share of our common stock issued in our initial public offering that was not redeemed in connection with the stockholder vote to approve an amendment to our amended and restated certificate of incorporation to extend the date by which we have to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. On April 29, 2019, at the Special Meeting of the Company’s Stockholders, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. The amendment was approved with 26,163,835 votes cast in favor of the amendment, 2,020,001 votes cast against the amendment and 422,075 abstentions. In connection with the special meeting and the resulting amendment to our amended and restated certificate of incorporation, 3,831,985 shares of our common stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.33 per share.

On May 31, 2019, we announced that our sponsor will reduce its contributions to the Trust Account. Our sponsor will continue to pay to the Trust Account $0.033 per public share that has not been redeemed per month, but the total monthly payment will be no greater than $200,000. If more than 6,060,606 public shares remain outstanding after redemptions in connection with this adjustment, then the amount paid per share will be reduced proportionately. In connection with this announcement, we offered our public stockholders the right to redeem their shares of our common stock for their pro rata portion of the funds available in the Trust Account. Our stockholders have until 5:00 p.m., eastern time, on June 14, 2019 to elect to redeem their public shares.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to March 31, 2019 were organizational activities and those necessary to consummate the initial public offering, described below, and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on cash and marketable securities. There have been no significant changes in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the initial public offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the year ended March 31, 2019, we had net income of $989,799, which consists of interest income on marketable securities held in the Trust Account of $5,281,923, offset by operating costs and taxes of $4,292,124.

For the year ended March 31, 2018, we had net loss of $2,520,045, which consists of interest income on marketable securities held in the Trust Account of $1,603,251, plus other interest income of $51 offset by operating costs and taxes of $4,123,347.

For the period from April 7, 2016 (inception) through March 31, 2017, we had net loss of ($59,193).

Liquidity and Capital Resources

As of March 31, 2019, we had cash of $135,265 and cash and marketable securities held in Trust Account available to pay taxes of $62,725. Until the consummation of the initial public offering, the Company’s only source of liquidity was an initial purchase of common stock by the sponsor and certain of our officers and directors and loans from the sponsor pursuant to the terms of a promissory note.

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

As of March 31, 2019, we had cash and marketable securities held in the Trust Account of $290,454,757 (including $6,885,174 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. A portion of the interest income of $62,725 has been recorded as a current asset and may be available to us to pay taxes.

As of March 31, 2018, we had cash and marketable securities held in the Trust Account of $312,103,251 (including $1,603,251 interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. A portion of interest income of $183,998 has been recorded as a current asset and may be available to us to pay taxes.

For the year ended March 31, 2019, cash used in operating activities amounted to $2,041,313 resulting from net income of $989,799, interest earned on cash and marketable securities held in Trust Account of $5,281,923, depreciation of $3,659, deferred income taxes of $216,000, and changes in our operating assets and liabilities of $2,463,152.

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

On June 8, 2018, our sponsor loaned the Company $1,000,000 for working capital purposes. On February 11, 2019, our sponsor advanced the Company an additional $317,628 for working capital purposes. On April 10, 2019 and May 9, 2019, our sponsor advanced the Company $150,000 and $250,000, respectively, for working capital purposes. These working capital loans are evidenced by a promissory note, which is payable without interest upon consummation of a business combination or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants of the Company at a conversion price of $1.00 per warrant. Each warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of common stock, par value $0.001, at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

On February 1, 2019, the Company signed a promissory note agreeing to repay up to $2,797,117 of advances to be made by the Company’s sponsor to cover contribution payments due to the Trust Account. As of April 11, 2019, the full amount was advanced under that note. In addition, two of the Company’s service providers had agreed to defer the payment of fees owed to them until the consummation of a business combination, which amounted to $4,814,028 as of March 31, 2019. Such fees are included in accounts payable and accrued expenses in the accompanying balance sheet at March 31, 2019. On May 9, 2019, the Company signed a promissory note agreeing to repay $805,916 for an advance made by the Company’s sponsor as an additional contribution payment to the Trust Account. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the next months (through August 1, 2019) following the date from when the financial statements are issued.

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

On January 16, 2019, the Company announced that its sponsor had agreed to contribute to the Company as a loan $0.033 for each public share that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from February 1, 2019 to May 1, 2019, for each calendar month (commencing on February 2, 2019 and on the second day of each subsequent month), or portion thereof, that is needed by the Company to complete a Business Combination from February 2, 2019 until May 1, 2019. On February 1, 2019, the Company signed a promissory note agreeing to pay up to $2,797,117 of advances to be made by the Company’s sponsor to cover contribution payments due to the Trust Account. On April 29, 2019, the Company held a special meeting of stockholders at which time the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. On April 22, 2019, the Company announced that its sponsor, had agreed to contribute as a loan, $0.033 for each share of common stock issued in the initial public offering that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which they have to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. The contribution was deposited in the trust account established in connection with the Company’s initial public offering. On May 9, 2019, the Company signed a promissory note agreeing to repay $805,916 to the sponsor for its contribution. On May 31, 2019, the Company announced that the sponsor will reduce its contributions to the Trust Account. The sponsor will continue to pay to the Trust Account $0.033 per public share that has not been redeemed per month, but the total monthly payment will be no greater than $200,000. If more than 6,060,606 public shares remain outstanding after redemptions in connection with this adjustment, then the amount paid per share will be reduced proportionately. In connection with this announcement, the Company offered the public stockholders the right to redeem their shares of common stock for their pro rata portion of the funds available in the Trust Account.

Liquidation and Going Concern

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

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Even if we can obtain sufficient financing or raise additional capital, we only have until August 1, 2019 to consummate a business combination. There is no assurance that we will be able to do so prior to August 1, 2019.

If we do not complete a business combination by August 1, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the Trust Account not previously released to us, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Off-Balance Sheet Arrangements; Contractual Obligations

As of March 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt, capital lease obligations, operating lease obligations or purchase obligations other than a monthly fee of $20,000 payable to our sponsor for office space, utilities, secretarial and administrative services, effective as of July 27, 2017, the effective date of the registration statement for our initial public offering. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Accordingly, at March 31, 2019 and March 31, 2018, 26,982,942 and 30,342,514 public shares were classified outside of permanent equity at their conversion value, respectively.

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events note solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-21 following Item 15, which comprise a portion of this Annual Report on Form 10-K.

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

Management’s Report on Internal Controls Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design safeguards into the process to reduce, though not fully eliminate, risk.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls—Integrated Framework. Based on our management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of March 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, out internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Lawrence E. Mock, Jr.	72	Chairman of the Board
Darrell J. Mays	55	Chief Executive Officer
Dr. Robert Willis	50	President
John Foley	69	Chief Financial Officer
Jose Mas	47	Director
Bertram Ellis, Jr.	65	Director
Suzanne Shank	57	Director
Karl Krapek	70	Director
Dennis Lockhart	72	Director
Dr. Klaas Baks	46	Director

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a two-year term. The term of office of the first class of directors, consisting of Messrs. Ellis, Krapek and Lockhart and Dr. Baks, expired at our first annual meeting of stockholders. On January 28, 2019, in connection with the special meeting in lieu of the 2019 annual meeting of stockholders, Messrs. Ellis, Krapek and Lockhart and Dr. Baks were re-elected to our board of directors, with each such director to serve until the second annual meeting of stockholders following the special meeting in lieu of the 2019 annual meeting of stockholders or until his successor is elected and qualified. The term of office of the second class of directors, consisting of Ms. Shank and Messrs. Mays, Mock and Mas, will expire at the second annual meeting of stockholders. We may not hold the second annual meeting of stockholders until after we consummate our initial business combination.

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

Audit Committee

We have an audit committee comprised of Messrs. Lockhart and Baks and Ms. Shank, each of whom is an independent director. Mr. Lockhart serves as the Chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Lockhart qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The responsibilities of our audit committee include:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officer, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended March 31, 2018, all filing requirements applicable to our officer, directors and greater than ten percent beneficial owners were complied with.

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

U. Bertram Ellis, Jr.

Dr. Klaas Baks

Karl Krapek

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of June 14, 2019, by:

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

We have based our calculation of the percentage of beneficial ownership on 32,184,225 ordinary shares outstanding on June 14, 2019.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned		Percentage of Outstanding Ordinary Shares
Pensare Sponsor Group, LLC	5,818,500	(2)	18.1%
Darrell J. Mays	5,818,500	(2)	18.1%
Lawrence E. Mock, Jr.(3)	-		-
Dr. Robert Willis(3)	-		-
John Foley(3)	-		-
Jose Mas	-		-
U. Bertram Ellis, Jr.	27,000		*
Suzanne Shank	27,000		*
Karl Krapek	27,000		*
Dennis Lockhart	27,000		*
Dr. Klaas Baks	27,000		*
All directors and executive officers as a group (ten individuals)	5,953,500		18.5%
Polar Asset Management Partners, Inc.(4)	3,167,755		9.8%
Weiss Asset Management(5)	2,968,772		9.2%
Barclays PLC(6)	2,400,000		7.5%
Lighthouse Investment Partners, LLC(7)	2,320,595		7.2%
Davidson Kempner Capital Management LP(8)	1,849,800		5.7%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the persons and entities is 1720 Peachtree Street, Suite 629, Atlanta, GA 30309.
(2)	Represents shares held by Pensare Sponsor Group, LLC, of which Mr. Mays is the managing member.
(3)	Mr. Mock, Dr. Willis and Mr. Foley hold economic interests in Pensare Sponsor Group, LLC and pecuniary interests in the securities held by Pensare Sponsor Group, LLC. Each of Mr. Mock, Dr. Willis and Mr. Foley disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(4)	According to a Schedule 13G filed with the SEC on February 12, 2019 on behalf of Polar Asset Management Partners Inc., a Canadian corporation (“Polar Partners”), which serves as an investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) and certain managed accounts (together with PMSMF, the “Polar Vehicles”) with respect to the shares held by Polar Vehicles. The business address of this stockholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(5)	According to a Schedule 13G/A filed with the SEC January 18, 2019 on behalf of BIP GP LLC, a Delaware limited liability company (“BIP GP”), Weiss Asset Management LP, a Delaware limited partnership (“Weiss Asset Management”), WAM GP LLC, a Delaware limited liability company (“WAM GP”), and Andrew M. Weiss, Ph.D., a United States citizen (“Andrew Weiss”). Shares reported for BIP GP include shares beneficially owned by a private investment partnership (the “Partnership”) of which BIP GP is the sole general partner. Weiss Asset Management is the sole investment manager to the Partnership. WAM GP is the sole general partner of Weiss Asset Management. Andrew Weiss is the managing member of WAM GP and BIP GP. Shares reported for WAM GP, Andrew Weiss and Weiss Asset Management include shares beneficially owned by the Partnership (and reported above for BIP GP). The business address of BIP GP LLC, Weiss Asset Management, WAM GP and Andrew Weiss is 222 Berkeley St., 16th Floor, Boston, Massachusetts 02116.
(6)	According to a Schedule 13G filed with the SEC February 14, 2019 on behalf of Barclays PLC, an English public limited company, Barclays Capital Inc. a Connecticut corporation, and Barclays Bank PLC, an English public limited company. The securities are reported by Barclays PLC, as a parent holding company, are owned, or may be deemed to be beneficially owned, by Barclays Capital Inc., a broker or dealer registered under Section 15 of the Act, Barclays Bank PLC, a non-US banking institution registered with the Financial Conduct Authority authorized by the Prudential Regulation Authority and regulated by the Financial Conduct Authority and the Prudential Regulation Authority in the United Kingdom. Barclays Capital Inc. and Barclays Bank PLC, are wholly-owned subsidiaries of Barclays PLC. The principal business address of Barclays PLC and Barclays Bank PLC is 1 Churchill Place, London, E14 5HP, England. The principal business address of Barclays Capital Inc. is 745 Seventh Avenue, New York, NY 10019.
(7)	According to a Schedule 13G filed with the SEC February 1, 2019 on behalf of Lighthouse Investment Partners, LLC, a Delaware limited liability company (“Lighthouse”), MAP 214 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 214”), a Cayman Island segregated portfolio company, and MAP 136 Segregated Portfolio, a segregated portfolio of LMA SPC (“MAP 136”), a Cayman Island segregated portfolio company. Lighthouse serves as the investment manager of MAP 214 and MAP 136. Because Lighthouse may be deemed to control MAP 214 and MAP 136, Lighthouse may be deemed to beneficially own, and to have the power to vote or direct the vote of, and the power to direct the disposition of the Issuer’s Shares held by Lighthouse, MAP 214 and MAP 136. The business address of this stockholder is 3801 PGA Boulevard, Suite 500, Palm Beach Gardens, Florida 33410.
(8)	According to a Schedule 13G filed with the SEC February 11, 2019 on behalf of Davidson Kempner Partners, a New York limited partnership (“DKP”), Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”), Davidson Kempner International, Ltd., a British Virgin Islands business company (“DKIL”), Davidson Kempner Capital Management LP, a Delaware limited partnership and a registered investment adviser with the SEC (“DKCM”) and Messrs. Thomas L. Kempner, Jr. and Anthony A. Yoseloff. DKCM acts as investment manager to each of DKP, DKIP and DKIL. Messrs Kempner, Jr. and Yoseloff, through DKCM, are responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL. The business address of this stockholder is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.

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

On June 8, 2018 and February 6, 2019, the Company’s sponsor loaned the Company $1,000,000 and $40,000, respectively, for working capital purposes. On February 11, 2019, the Company’s sponsor advanced the Company an additional $317,628 for working capital purposes. On April 10, 2019 and May 9, 2019, our sponsor advanced the Company $150,000 and $250,000, respectively, for working capital purposes. These working capital loans are evidenced by a promissory note, which is payable without interest upon consummation of a Business Combination or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants of the Company at a conversion price of $1.00 per warrant. Each warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of common stock, par value $0.001, at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

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

In addition, the Company holds a Commitment Letter from its Chief Executive Officer and managing member of the sponsor, whereby the managing member of the sponsor commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $750,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a business combination, any such loans will be forgiven. As of March 31, 2019, the Company had no promissory notes outstanding related to this commitment.

On January 16, 2019, the Company announced that its sponsor had agreed to contribute to the Company as a loan $0.033 for each public share that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from February 1, 2019 to May 1, 2019, for each calendar month (commencing on February 2, 2019 and on the second day of each subsequent month), or portion thereof, that is needed by the Company to complete a Business Combination from February 2, 2019 until May 1, 2019. On February 1, 2019, the Company signed a promissory note agreeing to pay up to $2,797,117 of advances to be made by the Company’s sponsor to cover contribution payments due to the Trust Account. On April 29, 2019, the Company held a special meeting of stockholders at which time the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. On April 22, 2019, the Company announced that its sponsor, had agreed to contribute as a loan, $0.033 for each share of common stock issued in the initial public offering that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which they have to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. The contribution was deposited in the trust account established in connection with the Company’s initial public offering. On May 9, 2019, the Company signed a promissory note agreeing to repay $805,916 for an advance made by the Company’s sponsor as an additional contribution payment to the Trust Account. On May 31, 2019, the Company announced that the sponsor will reduce its contributions to the Trust Account. The sponsor will continue to pay to the Trust Account $0.033 per public share that has not been redeemed per month, but the total monthly payment will be no greater than $200,000. If more than 6,060,606 public shares remain outstanding after redemptions in connection with this adjustment, then the amount paid per share will be reduced proportionately. In connection with this announcement, the Company offered the public stockholders the right to redeem their shares of common stock for their pro rata portion of the funds available in the Trust Account.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed to our Company by Marcum LLP for the year ended March 31, 2019 and for the year ended March 31, 2018 are as follows:

	Year Ended March 31, 2019	Year Ended March 31, 2018
Audit Fees(1)	$58,014	$63,176
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-
Total	$58,014	$63,176

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and financial statements included in our registration statement on Form S-1, for the review of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the fiscal year and for fees incurred related to other SEC filings.

(2)	Audit-Related Fees consist of fees incurred for accounting consultations, due diligence in connection with planned acquisitions and research services.
(3)	Tax Fees consist of fees incurred for tax compliance, planning and advisory services and due diligence in connection with planned acquisitions.
(4)	All Other Fees consist of products and services provided, other than the products and services described in the other rows of the foregoing table.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report or incorporated herin by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated July 27, 2017, by and between the Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
3.1(2)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Warrant Agreement, dated as of July 27, 2017, between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.1(a)(1)	Letter Agreement, dated July 27, 2017, among Pensare Sponsor Group, LLC, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(b)(1)	Letter Agreement, dated July 27, 2017, among MasTec, Inc., Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(c)(1)	Letter Agreement, dated July 27, 2017, among Dr. Klaas Baks, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(d)(1)	Letter Agreement, dated July 27, 2017, among U. Bertram Ellis, Jr., Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(e)(1)	Letter Agreement, dated July 27, 2017, among John Foley, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(f)(1)	Letter Agreement, dated July 27, 2017, among Karl Krapek, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(g)(1)	Letter Agreement, dated July 27, 2017, among Dennis Lockhart, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(h)(1)	Letter Agreement, dated July 27, 2017, among Jose Mas, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.

10.1(i)(1)	Letter Agreement, dated July 27, 2017, among Darrell J. Mays, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(j)(1)	Letter Agreement, dated July 27, 2017, among Lawrence E. Mock, Jr., Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(k)(1)	Letter Agreement, dated July 27, 2017, among Suzanne Shank, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(l)(1)	Letter Agreement, dated July 27, 2017, among Rayford Wilkins, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(m)(1)	Letter Agreement, dated July 27, 2017, among Dr. Robert Willis, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.2(1)	Investment Management Trust Agreement, dated July 27, 2017, between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.3(1)	Stock Escrow Agreement, dated July 27, 2017 by and among Pensare Acquisition Corp., Continental Stock Transfer & Trust Company, Pensare Sponsor Group, LLC and the other parties thereto.
10.4(1)	Registration Rights Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and the other parties thereto.
10.5(a) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and MasTec, Inc.
10.5(b) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Pensare Sponsor Group, LLC.
10.5(c) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.6(1)	Administrative Services Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Pensare Sponsor Group, LLC.
10.7(1)	Right Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.8(1)	Letter Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.9(1)	Form of Unit Purchase Option.
10.10(3)	Form of Indemnification Agreement for officers, directors and special advisors.
14(3)	Code of Ethics.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
99.1(3)	Audit Committee Charter.
99.2(3)	Compensation Committee Charter.
99.3(3)	Nominating Committee Charter.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Document
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 2, 2017.
(2)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 30, 2019.
(3)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on July 24, 2017.

PENSARE ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Audited Financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pensare Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pensare Acquisition Corp. (the “Company”) as of March 31, 2019 and 2018, the related statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended March 31,2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Marcum llp

Marcum llp

We have served as the Company’s auditor since 2017.

New York, NY

June 14, 2019

PENSARE ACQUISITION CORP.

BALANCE SHEETS

	March 31, 2019	March 31, 2018
ASSETS
Current Assets
Cash	$135,265	$482,676
Cash and marketable securities held in Trust Account available to pay taxes	62,725	183,998
Prepaid expenses	10,398	76,360
Other current assets	12,266	32,499
Total Current Assets	220,654	775,533

Deferred tax asset	216,000	-
Office furniture and equipment, net of accumulated depreciation	13,734	17,393
Cash and marketable securities held in Trust Account	290,392,032	311,919,253
TOTAL ASSETS	$290,842,420	$312,712,179

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,214,351	$2,818,894
Taxes payable	62,725	81,225
Promissory notes-related party	3,222,373	-
Total Current Liabilities	8,499,449	2,900,119

Commitments

Common stock subject to possible redemption, 26,984,101 and 30,342,514 shares at redemption value as of March 31, 2019 and March 31, 2018, respectively	277,342,970	304,812,059

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,032,109 and 8,469,986 shares issued and outstanding as of March 31, 2019 and March 31, 2018, (excluding 26,984,101 and 30,342,514 shares subject to possible redemption; respectively)	9,033	8,470
Additional paid-in capital	6,580,407	7,570,769
Accumulated deficit	(1,589,439)	(2,579,238)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$290,842,420	$312,712,179

The accompanying notes are an integral part of these financial statements.

PENSARE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended March 31, 2019	For the year ended March 31, 2018

Operating costs	$4,507,961	$3,939,349

Loss from operations	(4,507,961)	(3,939,349)

Other income:
Interest income	5,281,923	1,603,302

Income (Loss) before provision for income taxes	773,962	(2,336,047)

Benefit (Provision) for income taxes	215,837	(183,998)

Net income (loss)	$989,799	$(2,520,045)

Weighted average shares outstanding, basic and diluted	8,563,373	6,790,097

Basic and diluted net loss per common share	$(0.45)	$(0.58)

The accompanying notes are an integral part of these financial statements.

PENSARE ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the years ended March 31, 2019 and 2018

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, April 1, 2017	10,800	$11	$-	$(59,193)	$(59,182)
Issuance of 7,751,700 Founder Shares	7,751,700	7,752	17,238	-	24,990
Sale of 31,050,000 Units, net of underwriters discount and offering expenses	31,050,000	31,050	301,822,647	-	301,853,697
Sale of 10,512,500 Placement Warrants	-	-	10,512,500	-	10,512,500
Unit Purchase Option	-	-	100	-	100
Common stock subject to redemption	(30,342,514)	(30,343)	(304,781,716)	-	(304,812,059)
Net loss for the year ended March 31, 2018	-	-	-	(2,520,045)	(2,520,045)

Balance, March 31, 2018	8,469,986	$8,470	$7,570,769	$(2,579,238)	$5,000,001
Ordinary shares subject to redemption	562,123	563	(990,362)	-	(989,799)
Net Income for the year ended March 31, 2019	-	-	-	989,799	989,799

Balance, March 31, 2019	9,032,109	$9,033	$6,580,407	$(1,589,439)	$5,000,001

The accompanying notes are an integral part of these financial statements.

PENSARE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2019	For the year ended March 31, 2018
Cash Flows from Operating Activities:
Net income (loss)	$989,799	$(2,520,045)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(5,281,923)	(1,603,251)
Depreciation	3,659	1,525
Deferred income taxes	(216,000)	-
Changes in operating assets and liabilities:
Prepaid expenses	65,962	(76,360)
Other current assets	20,233	(32,499)
Taxes payable	(18,500)	81,225
Accounts payable and accrued expenses	2,395,457	2,816,500
Net cash used in operating activities	(2,041,313)	(1,332,905)

Cash Flows from Investing Activities:
Withdrawal from Trust Account for taxes	336,274	-
Investment of cash in Trust Account	(1,864,745)	(310,500,000)
Shareholder redemption paid from Trust Account	28,458,888	-
Acquisition of fixed assets	-	(18,918)
Net cash provided by ( used in) investing activities	26,930,417	(310,518,918)

Cash Flows from Financing Activities:
Proceed from issuance of common stock to initial shareholders	-	24,989
Proceeds from sale of Units, net of underwriting discounts paid	-	302,737,500
Proceeds from sale of Placement Units	-	10,512,500
Proceeds from UPO Sale	-	100
Payment of offering costs	-	(683,694)
Shareholder redemptions	(28,458,888)	-
Proceeds from promissory notes – related parties	3,222,373	277,881
Repayment of promissory notes – related parties	-	(543,339)
Net cash (used in) provided by financing activities	(25,236,515)	312,325,937

Net Change in Cash	(347,411)	474,114
Cash - Beginning	482,676	8,562
Cash – Ending	$135,265	$482,676

Supplemental Information
Interest paid	$-	$-
Income taxes paid	$31,163	$102,773

Non - Cash investing and financing activities:
Offering costs charged to additional paid-in capital	$-	$883,803
Initial classification of common stock subject to possible redemption	$-	$307,221,850
Change in value of common stock subject to possible redemption	$874,946	$(2,409,791)

The accompanying notes are an integral part of these financial statements.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

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

All activity through March 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) described below, identifying a target company for a Business Combination, and performing due diligence thereon. As previously disclosed in the current report on Form 8-K filed with the SEC on February 1, 2019, the Company entered into a Business Combination Agreement (the “Agreement”) on January 31, 2019 with U.S. TelePacific Holdings Corp., d/b/a TPx Communications (“TPx”) and Tango Merger Sub Corp. (“Merger Sub”), a wholly-owned subsidiary of the Company, relating to the proposed business combination between the Company and TPx. On May 20, 2019, the Company mutually agreed with TPx to terminate the Agreement pursuant to a Termination of Business Combination Agreement dated as of May 20, 2019, effective as of such date. As a result of the termination of the Agreement, effective as of May 20, 2019, the Agreement is of no further force or effect, and no party to the Agreement shall have any liability under the Agreement except as otherwise expressly set forth in the Agreement. The Company intends to continue to pursue a Business Combination.

On January 28, 2019, at the Special Meeting in lieu of the 2019 Annual Meeting of the Company’s Stockholders, the stockholders approved an amendment to its amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from February 1, 2019 to May 1, 2019. The amendment was approved with 26,352,896 votes cast in favor of the amendment, 122,986 votes cast against the amendment and 323,175 abstentions. In connection with the special meeting and the resulting amendment to our amended and restated certificate of incorporation, 2,796,290 shares of our common stock were redeemed from funds available in the trust account established in connection with the Company’s initial public offering (the “Trust Account”), for a redemption amount of approximately $10.18 per share.

On April 22, 2019, the Company announced that its sponsor, had agreed to contribute as a loan, $0.033 for each share of common stock issued in the initial public offering that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which it has to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. On April 29, 2019, at the Special Meeting of the Company’s Stockholders, the stockholders approved an amendment to its amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. The amendment was approved with 26,163,835 votes cast in favor of the amendment, 2,020,001 votes cast against the amendment and 422,075 abstentions. In connection with the special meeting and the resulting amendment to our amended and restated certificate of incorporation, 3,831,985 shares of our common stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.33 per share.

On May 31, 2019, the Company announced that the sponsor will reduce its contributions to the Trust Account. The sponsor will continue to pay to the Trust Account $0.033 per public share that has not been redeemed per month, but the total monthly payment will be no greater than $200,000. If more than 6,060,606 public shares remain outstanding after redemptions in connection with this adjustment, then the amount paid per share will be reduced proportionately. In connection with this announcement, the Company offered the public stockholders the right to redeem their shares of common stock for their pro rata portion of the funds available in the Trust Account. The stockholders will have until 5:00 p.m., eastern time, on June 14, 2019 to elect to redeem their public shares.

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

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of March 31, 2019, $139,265 of cash was held outside of the Trust Account, available for working capital purposes.

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

 The Company will have until August 1, 2019 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

2. LIQUIDITY

As of March 31, 2019, the Company had $135,265 in its operating bank accounts, $290,454,757 in cash and marketable securities held in the Trust Account to be used for a Business Combination, to repurchase or convert stock, or to pay corporate taxes in connection therewith and a working capital deficit of $8,278,795. As of March 31, 2019, $6,885,174 of the amount deposited in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date, the Company has withdrawn $336,274 of interest from the Trust Account in order to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluation of prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

On June 8, 2018 the Sponsor loaned the Company $1,000,000 for working capital purposes. On February 11, 2019, the Sponsor advanced the Company an additional $317,628 for working capital purposes. On April 10, 2019 and May 9, 2019, the Sponsor advanced the Company $150,000 and $250,000, respectively, for working capital purposes. Each of these working capital loans is evidenced by a promissory note, and are payable without interest upon consummation of a Business Combination or, at the holder’s discretion, the notes may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant, with a limitation to convert only up to $1.5 million of notes. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

On April 22, 2019, the Company announced that its sponsor, had agreed to contribute as a loan, $0.033 for each share of common stock issued in the initial public offering that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which it has to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. On April 29, 2019, at the Special Meeting of the Company’s Stockholders, the stockholders approved an amendment to its amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. The amendment was approved with 26,163,835 votes cast in favor of the amendment, 2,020,001 votes cast against the amendment and 422,075 abstentions. In connection with the special meeting and the resulting amendment to our amended and restated certificate of incorporation, 3,831,985 shares of our common stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.33 per share.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

2. LIQUIDITY (continued)

On May 31, 2019, the Company announced that the Company’s sponsor would reduce its contributions to the trust account established in connection with the Company’s initial public offering (the “Trust Account”). The Company’s sponsor will continue to pay the Trust Account $0.033 per Public Share that has not been redeemed per month, but the total monthly payment will be no greater than $200,000. The Company is currently active in discussion with a target company regarding a potential business combination that is anticipated to require an amount of funding less than the current balance of the Trust Account to consummate the business combination. There can be no assurance that the Company will enter into a business combination agreement with the target company or that this or an other potential business combination will be completed.

In connection with the Extension, the Sponsor advanced $1,938,349 in additional contributions to the trust account for the period from April 1, 2019 through June 2, 2019. These loans shall be payable without interest upon consummation of a Business Combination.

The Sponsor advanced the Company $150,000 on April 19, 2019 and $250,000 on May 19, 2019 for working capital purposes. These loans shall be payable without interest upon consummation of a Business Combination.

Promissory notes payable – related party were $3,222,373 and $0, at March 31, 2019 and 2018, respectively. For the year ended March 31, 2019, $1,864,745 of the proceeds of the funds borrowed were treated as an investment of cash in the Trust Account.

In addition, two of the Company’s service providers had agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to $4,814,028 as of March 31, 2019. Such fees are included in accounts payable and accrued expenses in the accompanying balance sheet at March 31, 2019. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the next two months (through August 1, 2019) following the date from when the financial statements are issued.

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

None of the Sponsor, stockholders, officers or directors, or third parties is under any obligation to advance funds to, or invest in, the Company, except for the $750,000 commitment discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until August 1, 2019 to consummate a business combination. There is no assurance that the Company will be able to do so prior to August 1, 2019.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the united States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2019 and March 31, 2018.

Cash and marketable securities held in Trust Account

At March 31, 2019 and March 31, 2018, the assets held in the Trust Account were held in cash and U.S. Treasury Bills and are classified as trading securities.

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2019 and March 31, 2018, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities.

At March 31, 2019, management had determined that it is more likely than not, that its deferred income tax asset, which previously had been reduced by a valuation allowance, will be realized within the next year. The deferred income tax asset of $216,000 arose from tax benefits related to net operating losses not previously utilized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2019 and March 31, 2018, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

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

Net loss per common share

The Company complies with accounting and disclosure requirements ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of Common Stock subject to possible redemption at March 31, 2019 and March 31, 2018 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 15,525,000 and 10,512,500 shares of Common Stock, respectively, (2) rights sold in the Initial Public Offering that convert into 3,105,000 shares of Common Stock, (3) the unit purchase option of 1,350,000 Units sold to the underwriters, exercisable at $10.00 per Unit, which consists of 1,350,000 shares of Common Stock, 675,000 warrants (convertible into 675,000 shares of Common Stock), and 1,350,000 rights (convertible into 135,000 shares of Common Stock) and, 4) the $1,317,628 promissory note, which is payable without interest upon consummation of a Business Combination or, at the holder’s discretion, which may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant, entitling the holder thereof to purchase one share of Common Stock, par value $0.001, at an exercise price of $11.50 per share, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of Common Stock and conversion of the working capital loan are contingent upon the occurrence of a future event. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to Common Stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Year Ended March 31, 2019	For the Year Ended March 31, 2018

Net income (loss)	$989,799	$(2,520,045)

Less: Income attributable to common shares subject to redemption (a)	(4,841,402)	(1,386,915)
Adjusted loss	$(3,851,603)	$(3,906,960)

Weighted average shares outstanding, basic and diluted	8,563,373	6,790,097
Basic and diluted net loss per common share	$(0.45)	$(0.58)

(a) Interest Income	$5,281,923	$1,603,251
Less: Income Taxes*	163	31,425
Less: Franchise Taxes	212,569	152,573

	5,069,191	1,419,253
Percentage of common shares subject to redemption to total common shares	95.51%	97.72%
Income attributable to common shares subject to redemption	$4,841,402	$1,386,915

*	Excludes any benefit derived from deferred income tax asset.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2019 and March 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering the Company sold 27,000,000 units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Common Stock, par value of $0.001 of the Company (“Common Stock”), one right (“Public Right”) and one-half of one redeemable warrant (“Public Warrant”). Each Public Right will convert into one-tenth (1/10) of one share of Common Stock upon consummation of a Business Combination (see Note 8). Each whole Public Warrant entitles the holder to purchase one share of Common Stock at an exercise price of $11.50 (see Note 8).

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

MARCH 31, 2019

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

Related Party Loans

On June 8, 2018, the Sponsor advanced the Company $1,000,000 for working capital purposes. On February 11, 2019, the Sponsor advanced the Company an additional $317,628 for working capital purposes. On April 10, 2019 and May 9, 2019, the Sponsor advanced the Company $150,000 and $250,000, respectively, for working capital purposes. The Working Capital Loans, evidenced by a promissory note, are payable without interest upon consummation of a Business Combination or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

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

The Company received a Commitment Letter from the managing member of the Sponsor, Pensare Sponsor Group, LLC (“PSG”), whereby the managing member of PSG commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and a promissory note, up to an aggregate of Seven Hundred and Fifty Thousand Dollars ($750,000), would evidence each loan. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion, up to $500,000 of the commitment may be convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a business combination, any such loans will be forgiven. As of March 31, 2019, the Company had no promissory notes outstanding related to this commitment.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

6. RELATED PARTY TRANSACTIONS (continued)

On January 16, 2019, the Company announced that the Sponsor had agreed to contribute to the Company as a loan $0.033 for each public share that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from February 1, 2019 to May 1, 2019, for each calendar month (commencing on February 2, 2019 and on the second day of each subsequent month), or portion thereof, that is needed by the Company to complete a Business Combination from February 2, 2019 until May 1, 2019. On February 1, 2019, the Company signed a promissory note agreeing to pay up to $2,797,117 of advances to be made by the Sponsor to cover contribution payments due to the Trust Account. On April 29, 2019, the Company held a special meeting of stockholders at which time the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. On April 22, 2019, the Company announced that the Sponsor, had agreed to contribute as a loan, $0.033 for each share of common stock issued in the initial public offering that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which they have to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. The contribution was deposited in the trust account established in connection with the Company’s initial public offering. On May 9, 2019, the Company signed a promissory note agreeing to repay $805,916 for an advance made by the Sponsor as an additional contribution payment to the Trust Account. On May 31, 2019, the Company announced that the Sponsor will reduce its contributions to the Trust Account. The Sponsor will continue to pay to the Trust Account $0.033 per public share that has not been redeemed per month, but the total monthly payment will be no greater than $200,000. If more than 6,060,606 public shares remain outstanding after redemptions in connection with this adjustment, then the amount paid per share will be reduced proportionately. In connection with this announcement, the Company offered the public stockholders the right to redeem their shares of common stock for their pro rata portion of the funds available in the Trust Account.

Promissory notes payable – related party were $3,222,373 and $0, at March 31, 2019 and 2018, respectively.

Related Party Fees

The Company has incurred related party administrative fees of $20,000 per month beginning August 2017. These costs have been included in the operating costs in the company’s statements of operations. The administrative fees incurred and paid by the Company were $240,000 and $160,000 for the years ending March 31, 2019 and 2018, respectively.

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

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001. At March 31, 2019 and March 31, 2018, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of March 31, 2019 and March 31, 2018, there were 9,033,268 and 8,469,986, respectively, shares of Common Stock issued and outstanding, (excluding 26,982,942 and 30,342,514 shares of common stock subject to possible redemption).

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

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

8. STOCKHOLDERS’ EQUITY (continued)

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

Unit Purchase Options — The Company sold to EBC and its co-underwriters, for $100, an option to purchase up to 1,350,000 units exercisable at $10.00 per Unit (or an aggregate exercise price of $13,500,000) commencing on the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires on July 27, 2022. The Units issuable upon exercise of this option are identical to those offered in the Offering. The Company has accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Offering resulting in a charge directly to stockholders’ equity.

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

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2018 and March 31, 2018, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2019	March 31, 2018
Assets:

Cash and marketable securities held in Trust Account	1	$290,454,757	$312,103,251

10. INCOME TAX

On December 31, 2017, the U.S. Tax Cuts and Job Acts of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company would be required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform.

The financial statement impact related to the adoption of Tax Act 2017 had no impact on the total provision for income tax expense (benefit) for the year ending March 31, 2018 and 2017.

PENSARE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2019

10. INCOME TAX (continued)

The Company’s net deferred tax assets are as follows:

	Year Ended March 31, 2019	Year Ended March 31, 2018
Deferred tax asset
Net operating loss carryforward	$378,831	$543,458
Total deferred tax assets	378,831	543,458
Valuation allowance	(162,831)	(543,458)
Deferred tax asset, net of allowance	$216,000	$-

The income tax benefit (provision) consist of the following:

	Year Ended March 31, 2019	Year Ended March 31, 2018
Federal
Current	$-	$-
Deferred	(164,627)	543,458

State
Current	$(163)	$(183,998)
Deferred	-	-

Change in valuation allowance	380,627	(543,458)
Income tax benefit (provision)	$215,837	$(183,998)

A reconciliation of federal income tax rate to the Company’s effective tax rate at March 31, 2019 is as follows:

	Year Ended March 31, 2019	Year Ended March 31, 2018

Statutory federal income tax rate	21.00%	0.0%
State taxes, net of federal tax benefit	0.02%	0.0%
Permanent items	0.27%	0.0%
Change in valuation allowance	(49.18)%	0.0%
State Franchise taxes	0.00%	7.88%
Income tax provision (benefit)	(27.89)%	7.88%

As of March 31, 2019, the Company has a federal net operating loss carryforward of approximately $1,804,000, which expires in year 2038. Upon confirmation of an ownership change, the net operating loss would be reduced and any remaining net operating loss utilization would be subject to an annual limitation under Section 382 of the Internal Revenue Code.

A valuation allowance has been established to offset the net deferred tax asset to the extent the Company has determined that it is more likely than not that the future tax benefits will be realized.

The Company files a federal income tax return and separate income tax returns in various states. For federal and certain states, the 2016 through 2018 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

11. SUBSEQUENT EVENT

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Except as follows,

the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements other than the following. On April 22, 2019, the Company announced that its sponsor, had agreed to contribute as a loan, $0.033 for each share of common stock issued in the initial public offering that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which it has to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. On April 29, 2019, at the Special Meeting of the Company’s Stockholders, the stockholders approved an amendment to its amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. The amendment was approved with 26,163,835 votes cast in favor of the amendment, 2,020,001 votes cast against the amendment and 422,075 abstentions. In connection with the special meeting and the resulting amendment to our amended and restated certificate of incorporation, 3,831,985 shares of our common stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.33 per share.

On May 31, 2019, the Company announced that the Company’s sponsor would reduce its contributions to the trust account established in connection with the Company’s initial public offering (the “Trust Account”). The Company’s sponsor will continue to pay the Trust Account $0.033 per Public Share that has not been redeemed per month, but the total monthly payment will be no greater than $200,000. The Company is currently active in discussion with a target company regarding a potential business combination that is anticipated to require an amount of funding less than the current balance of the Trust Account to consummate the business combination. There can be no assurance that the Company will enter into a business combination agreement with the target company or that this or an other potential business combination will be completed.

In connection with the Extension, the Sponsor advanced $1,938,349 in additional contributions to the trust account for the period from April 1, 2019 through June 2, 2019. These loans shall be payable without interest upon consummation of a Business Combination.

The Sponsor advanced the Company $150,000 on April 19, 2019 and $250,000 on May 19, 2019 for working capital purposes. These loans shall be payable without interest upon consummation of a Business Combination.

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

Date: June 14, 2019

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

Signature	Title	Date

/s/ Lawrence E. Mock, Jr.	Chairman of the Board	June 14, 2019
Lawrence E. Mock, Jr.

/s/ Darrell J. Mays	Chief Executive Officer	June 14, 2019
Darrell J. Mays

/s/ John Foley	Chief Financial Officer	June 14, 2019
John Foley

/s/ Jose Mas	Director	June 14, 2019
Jose Mas

/s/ U. Bertram Ellis, Jr.	Director	June 14, 2019
U. Bertram Ellis, Jr.

/s/ Suzanne Shank	Director	June 14, 2019
Suzanne Shank

/s/ Karl Krapek	Director	June 14, 2019
Karl Krapek

/s/ Dennis Lockhart	Director	June 14, 2019
Dennis Lockhart

/s/ Dr. Klaas Baks	Director	June 14, 2019
Dr. Klaas Baks