Form 10-Q
period 2019-06-30
PENSARE ACQUISITION Corp
filed 2019-08-14
CIK 1704760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

As of August 14, 2019, 8,068,265 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

PENSARE ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

PENSARE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$217,099	$135,265
Cash and marketable securities held in Trust Account available to pay taxes	125,225	62,725
Prepaid expenses	55,672	10,398
Other current assets	12,338	12,266
Total Current Assets	410,334	220,654

Deferred tax asset	160,000	216,000
Office furniture and equipment, net of accumulated depreciation	12,819	13,734
Cash and marketable securities held in Trust Account	62,990,930	290,392,032
TOTAL ASSETS	$63,574,083	$290,842,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$5,525,133	$5,214,351
Taxes payable	125,225	62,725
Promissory notes-related party	3,910,840	1,864,745
Convertible promissory notes-related party	1,500,000	1,357,628
Total Current Liabilities	11,061,198	8,499,449

Commitments

Common stock subject to possible redemption, 4,570,974 and 26,984,101 shares at redemption value as of June 30, 2019 and March 31, 2019, respectively	47,512,884	277,342,970

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 9,251,564 and 9,032,109 shares issued and outstanding as of June 30, 2019 and March 31, 2019 (excluding 4,570,974 and 26,984,101 shares subject to possible redemption, respectively)	9,252	9,033
Additional paid-in capital	6,114,573	6,580,407
Accumulated deficit	(1,123,824)	(1,589,439)
Total Stockholders’ Equity	5,000,001	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,574,083	$290,842,420

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended June 30, 2019	For The Three Months Ended June 30, 2018

Operating costs	$697,195	$834,918

Loss from operations	(697,195)	(834,918)

Other income:
Interest income	1,218,810	1,061,704

Income before provision for income taxes	521,615	226,786

Provision for income taxes	(56,000)	(47,847)

Net income	$465,615	$178,939

Weighted average shares outstanding, basic and diluted	9,032,109	8,469,986

Basic and diluted net loss per common share	$(0.05)	$(0.10)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three months ended June 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, March 31, 2018	8,469,986	$8,470	$7,570,769	$(2,579,238)	$5,000,001
Common stock subject to possible redemption	80,550	81	(179,020)	-	(178,939)
Net Income	-	-	-	178,939	178,939

Balance, June 30, 2018	8,550,536	$8,551	$7,391,749	$(2,400,299)	$5,000,001

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, March 31, 2019	9,032,109	$9,033	$6,580,407	$(1,589,439)	$5,000,001
Common stock subject to possible redemption	219,455	219	(465,834)	-	(465,615)
Net Income	-	-	-	465,615	465,615

Balance, June 30, 2019	9,251,564	$9,252	$6,114,573	$(1,123,824)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended June 30, 2019	For The Three Months Ended June 30, 2018
Cash Flows from Operating Activities:
Net income	$465,615	$178,939
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,218,810)	(1,061,704)
Depreciation	915	915
Deferred income taxes	56,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(45,274)	21,286
Other current assets	(72)	(49)
Taxes payable	62,500	6,838
Accounts payable and accrued expenses	310,782	270,024
Net cash used in operating activities	(368,344)	(583,751)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,738,289)	-
Withdrawal from Trust Account for redemption of common stock	230,295,701	-
Net cash provided by investing activities	228,557,412	-

Cash Flows from Financing Activities:
Payment of redemption of common stock	(230,295,701)	-
Proceeds from promissory notes-related party	2,046,095	-
Proceeds from convertible promissory notes - related parties	142,372	1,000,000
Net cash (used in) provided by financing activities	(228,107,234)	1,000,000

Net Change in Cash	81,834	416,249
Cash - Beginning	135,265	482,676
Cash - Ending	$217,099	$898,925

Supplemental Information
Interest paid	$-	$-
Income taxes paid	$-	$41,009

Non - Cash investing and financing activities:
Offering costs charged to additional paid-in capital	$-	$-
Initial classification of common stock subject to possible redemption	$-	$-
Change in value of common stock subject to possible redemption	$1,216,674	$178,939

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

All activity through June 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) as described below, identifying a target company for a Business Combination and activities in connection with the proposed mergers with U.S. TelePacific Holdings Corp. d/b/a TPx Communications (“TPx”) and Stratos Management Systems, Inc., a Delaware corporation (“Computex”). On May 20, 2019, the Company mutually agreed with TPx to terminate the Business Combination Agreement (the “TPx Agreement”) between the Company, TPx and Tango Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to a Termination of Business Combination Agreement dated as of May 20, 2019, effective as of such date. As a result of the termination of the TPx Agreement, effective as of May 20, 2019, the TPx Agreement is of no further force or effect, and no party to the TPx Agreement shall have any liability under the TPx Agreement except as otherwise expressly set forth in the agreement. On July 24, 2019, the Company entered into a Business Combination Agreement (the “Agreement”) among the Company, Stratos Management Systems, Inc. a Delaware corporation (“Computex”), Merger Sub and Stratos Management Systems Holdings, LLC, a Delaware limited liability company (“Holdings”), as discussed in Note 10, below.

On April 22, 2019, the Company announced that Pensare Sponsor Group, LLC (the “Sponsor”), had agreed to contribute to the Company’s Trust Account, as defined below, as a loan, $0.033 for each share of common stock issued in the initial public offering that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which they have to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. On May 31, 2019, the Company announced that the Sponsor had determined to adjust the contributions that it would make to the Trust Account and that the Company would offer its public stockholders the right to redeem their Public Shares, as defined below, in connection with such adjustment. Holders of 18,361,687 shares of the Company’s common stock elected to redeem their shares for their pro rata portion of the funds available in the Trust Account, less any income taxes owed on such funds but not yet paid. The per-share redemption amount for such redeemed Public Shares, was approximately $10.39. After giving effect to the redemptions 13,822,538 shares of the Company’s common stock (including 6,060,038 Public Shares) remained issued and outstanding. Additionally, as previously reported on May 31, 2019, the Sponsor agreed to contribute to the Trust Account as a loan $0.033 for each Public Share that was not redeemed for each of June and July 2019, up to a maximum of $200,000 per month. Accordingly, the Sponsor made contributions to the Trust Account of $399,962 in aggregate for June and July 2019. As a result of the Charter Amendment on July 31, 2019, the Company was granted an additional four month extension to December 1, 2019, as discussed in Note 10, below.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 9,500,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per warrant in a private placement to the Sponsor, MasTec, Inc. (“MasTec”) and EarlyBirdCapital, Inc. (“EBC”), generating gross proceeds of $9,500,000, which is described in Note 5.

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

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of June 30, 2019, $217,099 of cash was held outside of the Trust Account, which is available for working capital purposes.

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

JUNE 30, 2019

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

The Company has until December 1, 2019 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

2. LIQUIDITY

As of June 30, 2019, the Company had $217,099 in its operating bank accounts, $63,116,155 in cash and marketable securities held in the Trust Account to be used for a Business Combination, to repurchase or convert stock, or to pay corporate taxes in connection therewith and a working capital deficit of $10,650,864. As of June 30, 2019, $8,103,985 of the amount deposited in the Trust Account represented interest income, which is available to pay the Company’s tax obligations. To date, the Company has withdrawn $336,274 of interest from the Trust Account in order to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluation of prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

For the period from April 1, 2019 through June 30, 2019, the Sponsor advanced the Company $450,178 for working capital purposes. As of March 31, 2019, the Sponsor advanced the Company $1,357,628 for working capital purposes. The Working Capital Loans, evidenced by a promissory note, shall be payable without interest upon consummation of a Business Combination or, at the holder’s discretion, the note may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

In addition, two of the Company’s service providers had agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to $5,152,054 as of June 30, 2019. Such fees are included in accounts payable and accrued expenses in the accompanying balance sheet at June 30, 2019. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the next five months (through December 1, 2019).

In addition, the Company holds a Commitment Letter from its Chief Executive Officer and managing member of the Sponsor, whereby the managing member of the Sponsor commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and each loan would be evidenced by a promissory note, up to an aggregate of $750,000. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion, convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a business combination, any such loans will be forgiven. On August 8, 2019, the Company signed a $700,000 promissory note with an affiliate of the Sponsor. This promissory note shall be payable without interest and due upon the consummation of a Business Combination.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

2. LIQUIDITY (continued)

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

None of the Sponsor, stockholders, officers or directors, or third parties is under any obligation to advance funds to, or invest in, the Company, except for the $750,000 commitment discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until December 1, 2019 to consummate a business combination. There is no assurance that the Company will be able to do so prior to December 1, 2019.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 14, 2019, which contains the audited financial statements and notes thereto. The financial information as of March 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. The interim results for the three months ended June 30, 2019 are not necessarily indicative of the results expected for the year ending March 31, 2020 or any future interim periods.

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

JUNE 30, 2019

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2019 and March 31, 2019.

 Cash and marketable securities held in Trust Account

 At June 30, 2019 and March 31, 2019, the assets held in the Trust Account were held in cash and U.S. Treasury Bills and are classified as trading securities.

Common stock subject to possible redemption

 The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019 and March 31, 2019, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At June 30, 2019 and March 31, 2019, management had determined that it is more likely than not, that its deferred income tax asset, which previously had been reduced by a valuation allowance, will be realized within this year. The deferred income tax asset of $160,000 and $216,000, respectively, arose from tax benefits related to net operating losses not previously utilized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2019 and March 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company has identified its Federal tax return and its State tax returns in Delaware, Georgia, and North Carolina as “major” tax jurisdictions. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next year.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of Common Stock subject to possible redemption at June 30, 2019 and June 30, 2018 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 15,525,000 and 10,512,500 shares of Common Stock, respectively, (2) rights sold in the Initial Public Offering that convert into 3,105,000 shares of Common Stock, (3) the unit purchase option of up to 1,350,000 Units sold to the underwriters, exercisable at $10.00 per Unit, which consists of 1,350,000 shares of Common Stock, 675,000 warrants (convertible into 675,000 shares of Common Stock), and 1,350,000 rights (convertible into 135,000 shares of Common Stock) and, 4) the $1,717,628 promissory note, which is payable without interest upon consummation of a Business Combination or, at the holder’s discretion, which may be converted, in part, into Warrants at a conversion price of $1.00 per Warrant, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of Common Stock and conversion of the working capital loan are contingent upon the occurrence of a future event. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to Common Stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For The Three Months Ended June 30, 2019	For The Three Months Ended June 30, 2018

Net income	$465,615	$178,939

Less: Income attributable to common shares subject to redemption (a)	(872,183)	(988,126)
Adjusted loss	$(406,568)	(809,187)

Weighted average shares outstanding, basic and diluted	9,032,109	$8,469,986
Basic and diluted net loss per common share	$(0.05)	$(0.10)

(a) Interest Income	$1,218,810	$1,061,704
Less: Income Taxes*	-	47,847
Less: Franchise Taxes	62,500	-

	1,156,310	1,013,857
Percentage of common shares subject to redemption to total common shares	75.43%	97.46%
Income attributable to common shares subject to redemption	$872,183	$988,126

*	Excludes any benefit derived from deferred income tax asset.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2019 and March 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments

 The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting pronouncements

 Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

Related Party Loans

For the period from April 1, 2019 through June 30, 2019, the Sponsor advanced the Company $450,178 for working capital purposes. As of June 30, 2019 and March 31, 2019, the Sponsor loaned the Company $1,807,806 and $1,357,628 for working capital purposes, respectively. The Working Capital Loans, evidenced by a promissory note, shall be payable without interest upon consummation of a Business Combination or, at the holder’s discretion, the note may be converted into Warrants at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

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

The Company received a Commitment Letter from the managing member of the Sponsor, whereby the Sponsor commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and a promissory note, up to an aggregate of Seven Hundred and Fifty Thousand Dollars $750,000, would evidence each loan. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion. The remaining balance of the commitment may be convertible into warrants of the Company at a price of $1.00 per warrant. If the Company does not complete a business combination, any such loans will be forgiven. As of June 30, 2019, the Company had no promissory notes outstanding related to this commitment.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

6. RELATED PARTY TRANSACTIONS (continued)

On April 22, 2019, the Company announced that the Sponsor, had agreed to contribute to the Trust Account, as a loan, $0.033 for each share of Common Stock issued in the initial public offering that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which they have to consummate a Business Combination for an additional three months, from May 1, 2019 to August 1, 2019. On May 31, 2019, the Company announced that the Sponsor had determined to adjust the contributions that it would make to the Trust Account and that the Company would offer its public stockholders the right to redeem their Public Shares in connection with such adjustment. Holders of 18,361,687 shares of the Common Stock elected to redeem their shares for their pro rata portion of the funds available in the Trust Account, less any income taxes owed on such funds but not yet paid. The per-share redemption amount for such redeemed Public Shares was approximately $10.39. After giving effect to the redemptions, 13,822,538 shares of the Common Stock (including 6,060,038 Public Shares) remained issued and outstanding. Additionally, as previously reported on May 31, 2019, the Sponsor agreed to contribute to the Trust Account as a loan $0.033 for each Public Share that was not redeemed for each of June and July 2019, up to a maximum of $200,000 per month. Accordingly, the Sponsor made contributions to the Trust Account of approximately $399,962 in the aggregate for June and July 2019.

On February 1, 2019, the Company signed a promissory note agreeing to repay up to $2,797,117 of advances to be made by the Sponsor to cover contribution payments of $932,372 on February 28, 2019, $932,373 on March 12, 2019 and $932,372 on April 12, 2019 due to the Trust Account. On May 9, 2019, the Company updated its promissory note to include $805,917 of additional advances made by the Sponsor to cover contribution payments due to the Trust Account. As of June 30, 2019 and March 31, 2019, $3,603,034 and $1,864,745 was advanced under that note, respectively.

Promissory notes payable - related party loans were $3,910,840 and $1,864,745, at June 30, 2019 and March 31, 2019, respectively.

Convertible promissory notes payable – related party loans were $1,500,000 and $1,357,628, at June 30, 2019 and March 31, 2019, respectively.

The Sponsor advanced the Company $99,859 on July 11, 2019 and $399,963 on July 23, 2019 for working capital purposes. These loans shall be payable without interest upon consummation of a Business Combination.

Related Party Fees

The Company has incurred related party administrative fees of $20,000 per month beginning August 2017 and through April 2019. These costs have been included in the operating costs in the company’s statements of operations. The administrative fees incurred and paid by the Company were $20,000 and $60,000 for the three months ending June 30, 2019 and 2018, respectively.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001. At June 30, 2019 and March 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of June 30, 2019 and March 31, 2019, there were 9,251,564 and 9,032,109, respectively, shares of Common Stock issued and outstanding (excluding 4,570,974 and 26,984,101 shares subject to possible redemption).

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

8. STOCKHOLDERS’ EQUITY (continued)

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

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

JUNE 30, 2019

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2019 and March 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2019	March 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$63,116,155	$290,454,757

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued.

Except as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed financial statements other than the following.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

10. SUBSEQUENT EVENTS (continued)

On July 25, 2019, the Company issued a press release announcing the execution of the Agreement among the Company, Computex, Merger Sub and Holdings, pursuant to which the Company agreed to acquire Computex in a transaction (the “Transaction”) that will result in Computex becoming a wholly owned subsidiary of the Company. The merger consideration, aggregating $65,000,000 (subject to certain adjustments set forth in the Agreement), will consist of 50% cash and 50% Company common stock. Computex is an industry-leading IT service provider of choice focused on helping customers transform their businesses through technology. Computex offers a comprehensive portfolio of managed IT services to a wide range of clients including Unified Communications-as-a-Service (“UCaaS”), directory and messaging services, enterprise networking, cybersecurity, collaboration, data center, integration, storage, backup, virtualization, and converged infrastructure. Additionally, on July 25, 2019, the Company announced that it had entered into a non-binding letter of intent to acquire a second company, a leading developer of UCaaS technology and that it has joined AT&T Partner Exchange®, a platform pursuant to which the Company will be able to bundle and resell certain AT&T branded products and solutions with its own services following the consummation of the Transaction.

On July 31, 2019, at the Special Meeting of the Company’s Stockholders (the “Special Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional four months, from August 1, 2019 to December 1, 2019. The affirmative vote of at least a majority of the outstanding shares of Common Stock was required to approve the Charter Amendment. The Charter Amendment was approved with 11,297,309 votes cast in favor of the proposal, 886,001 votes cast against the proposal and 0 abstentions. The purpose of the Extension is to allow the Company more time to complete a Business Combination. In connection with the Special Meeting and the resulting Charter Amendment, 5,754,273 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.48 per share.

On August 8, 2019, the Company signed a $700,000 promissory note with an affiliate of the Sponsor. This promissory note shall be payable without interest and due upon the consummation of a Business Combination.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K filed on June 14, 2019 with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 Units being issued for $40,500,000, less the underwriters’ discount of $1,012,500, netting $39,487,500 which was deposited into the Trust Account. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 1,012,500 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total gross proceeds of $1,012,500, less the advance payment on August 1, 2017 of $600,000 towards this transaction (see Note 5), resulting in another $412,500 being deposited into the Trust Account bringing the balance in the Trust Account on August 4, 2017 to $310,500,000.

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of June 30, 2019, $217,099 of cash was held outside of the Trust Account, available for working capital purposes.

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

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	may have the effect of delaying or preventing a change of control by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our cash flows after an initial Business Combination are insufficient to pay our debt obligations;

●

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand ; and /or

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We have until December 1, 2019 to consummate an initial Business Combination. If we are unable to consummate an initial Business Combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account established in connection with the Initial Public Offering, including any interest earned on the funds held in the Trust Account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per share of common stock, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

As previously disclosed in our current report on Form 8-K filed with the SEC on February 1, 2019, we entered into a Business Combination Agreement (the “TPx Agreement”) on January 31, 2019 with U.S. TelePacific Holdings Corp., d/b/a TPx Communications (“TPx”) and Tango Merger Sub Corp., a wholly-owned subsidiary of the Company relating to the proposed business combination between Pensare and TPx. On May 20, 2019, we mutually agreed with TPx to terminate the TPx Agreement pursuant to a Termination of Business Combination Agreement dated as of May 20, 2019, effective as of such date. As a result of the termination of the TPx Agreement, effective as of May 20, 2019, the TPx Agreement is of no further force or effect, and no party to the TPx Agreement shall have any liability under the TPx Agreement except as otherwise expressly set forth in the TPx Agreement. We intend to continue to pursue a business combination.

On April 22, 2019, we announced that our Sponsor, had agreed to contribute to us as a loan $0.033 for each share of our common stock issued in our initial public offering that was not redeemed in connection with the stockholder vote to approve an amendment to our amended and restated certificate of incorporation to extend the date by which we have to consummate a Business Combination for an additional three months, from May 1, 2019 to August 1, 2019. On April 29, 2019,at the Special Meeting of the Company’s Stockholders, our stockholders approved an amendment to our amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination for an additional three months, from May 1, 2019 to August 1, 2019. The amendment was approved with 26,163,835 votes cast in favor of the amendment, 2,020,001 votes cast against the amendment and 422,075 abstentions. In connection with the special meeting and the resulting amendment to our amended and restated certificate of incorporation, 3,831,985 shares of our common stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.33 per share.

On May 31, 2019, we announced that our Sponsor had determined to adjust the contributions that it would make to the Trust Account and that the Company would offer its public stockholders the right to redeem their Public Shares in connection with such adjustment. Holders of 18,361,687 shares of the Company’s common stock elected to redeem their shares for their pro rata portion of the funds available in the Trust Account, less any income taxes owed on such funds but not yet paid. The per-share redemption amount for such redeemed Public Shares was approximately $10.39. After giving effect to the redemptions 13,822,538 shares of the Company’s common stock (including 6,060,038 Public Shares) remained issued and outstanding. Additionally, as previously reported on May 31, 2019, the Sponsor agreed to contribute to the Trust Account as a loan $0.033 for each Public Share that was not redeemed for each of June and July 2019, up to a maximum of $200,000 per month. Accordingly, the Sponsor made contributions to the Trust Account of approximately $399,962 in the aggregate for June and July 2019.

On July 25, 2019, we issued a press release announcing the execution of a Business Combination Agreement (the “Agreement”) among the Company, Stratos Management Systems, Inc., a Delaware corporation (“Computex”), Tango Merger Sub Corp., a Delaware corporation and Stratos Management Systems Holdings, LLC, a Delaware limited liability company, pursuant to which the Company agreed to acquire Computex in a transaction (the “Transaction”) that will result in Computex becoming a wholly owned subsidiary of the Company. The merger consideration, aggregating $65,000,000 (subject to certain adjustments set forth in the Agreement), will consist of 50% cash and 50% Company common stock. Computex is an industry-leading IT service provider of choice focused on helping customers transform their businesses through technology. Computex offers a comprehensive portfolio of managed IT services to a wide range of clients including Unified Communications-as-a-Service (“UCaaS”), directory and messaging services, enterprise networking, cybersecurity, collaboration, data center, integration, storage, backup, virtualization, and converged infrastructure. Additionally, on July 25, 2019, we announced that we have entered into a non-binding letter of intent to acquire a second company, a leading developer of UCaaS technology and that we have joined AT&T Partner Exchange®, a platform pursuant to which we will be able to bundle and resell certain AT&T branded products and solutions with our own services following the consummation of the Transaction.

On July 31, 2019, at the Special Meeting of the Company’s Stockholders (the “Special Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional four months, from August 1, 2019 to December 1, 2019. The affirmative vote of at least a majority of the outstanding shares of Common Stock was required to approve the Charter Amendment. The Charter Amendment was approved with 11,297,309 votes cast in favor of the proposal, 886,001 votes cast against the proposal and 0 abstentions. The purpose of the Extension is to allow the Company more time to complete a Business Combination. In connection with the Special Meeting and the resulting Charter Amendment, 5,754,273 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.48 per share.

 Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to June 30, 2019 were organizational activities and those necessary to consummate the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities. There have been no significant changes in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three months ended June 30, 2019, we had a net income of $465,615, which consists of interest income on marketable securities held in the Trust Account of $1,218,810, offset by operating costs and taxes of $753,195. Included in operating costs for the three months ended June 30, 2019 were approximately $440,000 of professional fees, $93,000 of travel costs, $56,000 of income tax expense, $62,500 of franchise tax expense and $102,000 of office and administrative fees.

For the three months ended June 30, 2018, we had net income of $178,939, which consists of interest income on marketable securities held in the Trust Account of $1,061,704, offset by operating costs and taxes of $882,765. Included in operating costs for the three months ended June 30, 2018 were approximately $440,000 of legal fees, $107,000 of travel costs and $60,000 of administrative fees.

Liquidity and Capital Resources

As of June 30, 2019, we had cash of $217,099 and cash and marketable securities held in the Trust Account available to pay taxes of $125,225. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and certain of our officers and directors and loans from the Sponsor pursuant to the terms of a promissory note.

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

In order to fund working capital deficiencies or finance transaction costs in connection with an intended business combination, the Sponsor, our officers and our directors or their affiliates, may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan is evidenced by a promissory note. The notes would be paid upon consummation of a business combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such loans may be converted into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants.

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

As of June 30, 2019, we had cash and marketable securities held in the Trust Account of $63,116,155 (including $8,103,985 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. A portion of the interest income of $125,225 has been recorded as a current asset and may be available to us to withdraw and pay taxes.

For the three months ending June 30, 2019, cash used in operating activities amounted to $368,344 resulting from net income of $465,615, interest earned on cash and marketable securities held in the Trust Account of $1,218,810, depreciation of $915, deferred taxes of $56,000 and changed in assets and liabilities of $327,936.

For the three months ending June 30, 2018, cash used in operating activities amounted to $583,751 resulting from a net income of $178,939, interest earned on cash and marketable securities held in Trust Account of $1,061,704, depreciation of $915 and changes in our assets and liabilities of $298,099.

In connection with the Special Meeting held on July 31, 2019 and the resulting Charter Amendment, 5,754,273 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.48 per share.

We intend to use substantially all of the remaining proceeds of the Initial Public Offering, including funds held in the Trust Account, to acquire a target business and to pay our expenses related thereto. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operation of the target business or businesses, make other acquisitions and pursue our growth strategies.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but in no event will proceeds from our Trust Account be used to repay such amounts.

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

For the period from April 1, 2019 through June 30, 2019, the Sponsor advanced the Company $450,178 for working capital purposes. As of March 31, 2019, the Sponsor advanced the Company $1,357,628 for working capital purposes. These working capital loans are evidenced by a promissory note, which is payable without interest upon consummation of a Business Combination or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants of the Company at a conversion price of $1.00 per warrant. Each warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of common stock, par value $0.001, at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

In addition, two of the Company’s service providers had agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to approximately $5,152,054 as of June 30, 2019. Such fees are included in accounts payable and accrued expenses in the accompanying balance sheet at June 30, 2019.

On May 9, 2019, the Company signed a promissory note agreeing to repay $805,916 for an advance made by the Sponsor as an additional contribution payment to the Trust Account. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the five months (through December 1, 2019) following the date from when the financial statements are issued.

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

On February 1, 2019, the Company signed a promissory note agreeing to pay up to $2,797,117 of advances to be made by the Sponsor to cover contribution payments due to the Trust Account. On April 29, 2019, the Company held a special meeting of stockholders at which time the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a Business Combination for an additional three months, from May 1, 2019 to August 1, 2019. On April 22, 2019, the Company announced that the Sponsor, had agreed to contribute as a loan, $0.033 for each share of common stock issued in the initial public offering that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which they have to consummate a Business Combination for an additional three months, from May 1, 2019 to August 1, 2019. The contribution was deposited in the Trust Account. On May 9, 2019, the Company signed a promissory note agreeing to repay $805,916 to the Sponsor for its contribution. On May 31, 2019, we announced that our Sponsor had determined to adjust the contributions that it would make to the Trust Account and that the Company would offer its public stockholders the right to redeem their Public Shares in connection with such adjustment. Holders of 18,361,687 shares of the Company’s common stock elected to redeem their shares for their pro rata portion of the funds available in the Trust Account, less any income taxes owed on such funds but not yet paid. The per-share redemption amount for such redeemed Public Shares was approximately $10.39. After giving effect to the redemptions 13,822,538 shares of the Company’s common stock (including 6,060,038 Public Shares) remained issued and outstanding. Additionally, as previously reported on May 31, 2019, the Sponsor agreed to contribute to the Trust Account as a loan $0.033 for each Public Share that was not redeemed for each of June and July 2019, up to a maximum of $200,000 per month. Accordingly, the Sponsor made contributions to the Trust Account of $399,962 in the aggregate for June and July 2019. The Sponsor advanced the Company $99,859 on July 11, 2019 and $399,962 on July 23, 2019 for working capital purposes. These loans shall be payable without interest upon consummation of a Business Combination.

On July 31, 2019, at the Special Meeting, the Company's stockholders approved the Charter Amendment to extend the date by which the Company has to consummate a business combination for an additional four months, from August 1, 2019 to December 1, 2019. In connection with the Special Meeting and the resulting Charter Amendment, 5,754,273 of the shares of the Company's Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.48 per share.

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

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Even if we can obtain sufficient financing or raise additional capital, we only have until December 1, 2019 to consummate a Business Combination. There is no assurance that we will be able to do so prior to December 1, 2019.

If we do not complete a Business Combination by December 1, 2019, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account not previously released to us, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Off-Balance Sheet Arrangements; Contractual Obligations

As of June 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt, capital lease obligations, operating lease obligations or purchase obligations other than a monthly fee of $20,000 payable to our Sponsor for office space, utilities, secretarial and administrative services, effective as of July 27, 2017, the effective date of the registration statement for our initial public offering. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no material changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K filed with the SEC on June 14, 2019. For a description of our critical accounting policies as well as a listing of our significant accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies” and “Note 3—Summary of Significant Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on June 14, 2019.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Proposed Business Combination and Extension

 On July 25, 2019, we issued a press release announcing the execution of the Agreement among the Company, Computex, Tango Merger Sub Corp., a Delaware corporation and Stratos Management Systems Holdings, LLC, a Delaware limited liability company, pursuant to which the Company agreed to acquire Computex in a transaction that will result in Computex becoming a wholly owned subsidiary of the Company. The merger consideration, aggregating $65,000,000 (subject to certain adjustments set forth in the Agreement), will consist of 50% cash and 50% Company common stock. Computex is an industry-leading IT service provider of choice focused on helping customers transform their businesses through technology. Computex offers a comprehensive portfolio of managed IT services to a wide range of clients including UCaaS, directory and messaging services, enterprise networking, cybersecurity, collaboration, data center, integration, storage, backup, virtualization, and converged infrastructure.

Additionally, on July 25, 2019, we announced that we have entered into a non-binding letter of intent to acquire a second company, a leading developer of UCaaS technology and that we have joined AT&T Partner Exchange®, a platform pursuant to which we will be able to bundle and resell certain AT&T branded products and solutions with our own services following the consummation of the Transaction.

The Extension

On July 31, 2019, at the Special Meeting, the Company’s stockholders approved the Charter Amendment to extend the date by which the Company has to consummate a business combination for an additional four months, from August 1, 2019 to December 1, 2019. The affirmative vote of at least a majority of the outstanding shares of Common Stock was required to approve the Charter Amendment. The Charter Amendment was approved with 11,297,309 votes cast in favor of the proposal, 886,001 votes cast against the proposal and 0 abstentions. The purpose of the Extension is to allow the Company more time to complete a Business Combination. In connection with the Special Meeting and the resulting Charter Amendment, 5,754,273 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.48 per share.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on June 14, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on June 14, 2019, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit No.	Description

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PENSARE ACQUISITION CORP.

Date: August 14, 2019		/s/ Darrell J. Mays
	Name:	Darrell J. Mays
	Title:	Chief Executive Officer (Principal Executive Officer)

/s/ John Foley
	Name:	John Foley
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)