Form 10-Q
period 2019-09-30
PENSARE ACQUISITION Corp
filed 2019-11-18
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

As of November 18, 2019, 8,068,265 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

PENSARE ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PENSARE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$566,061	$135,265
Cash and marketable securities held in Trust Account available to pay taxes	59,000	62,725
Prepaid expenses	28,749	10,398
Other current assets	12,407	12,266
Total Current Assets	666,217	220,654

Deferred tax asset	—	216,000
Office furniture and equipment, net of accumulated depreciation	11,905	13,734
Cash and marketable securities held in Trust Account	3,224,637	290,392,032
TOTAL ASSETS	$3,902,759	$290,842,420

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,612,121	$5,214,351
Taxes payable	59,000	62,725
Promissory notes-related party	6,259,675	1,864,745
Convertible promissory notes-related party	1,500,000	1,357,628
Total Current Liabilities	14,430,796	8,499,449

Commitments

Common stock subject to possible redemption, 0 and 26,984,101 shares at redemption value as of September 30, 2019 and March 31, 2019, respectively	0	277,342,970

Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 8,068,265 and 9,032,109 shares issued and outstanding as of September 30, 2019 and March 31, 2019 (excluding 0 and 26,984,101 shares subject to possible redemption, respectively)	8,068	9,033
Additional paid-in capital	—	6,580,407
Accumulated deficit	(10,536,105)	(1,589,439)
Total (Deficit) Equity	(10,528,037)	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$3,902,759	$290,842,420

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018

Operating costs	$2,730,842	$485,125	$3,428,037	$1,360,043

Loss from operations	(2,730,842)	(485,125)	(3,428,037)	(1,360,043)

Other income:
Interest income	132,694	1,246,949	1,351,504	2,308,653

(Loss) income before provision for income taxes	(2,598,148)	761,824	(2,076,533)	948,610

Provision for income taxes	(160,000)	(7,783)	(216,000)	(15,630)

Net (loss) income	$(2,758,148)	$754,041	$(2,292,533)	$932,980

Weighted average shares outstanding, basic and diluted	8,531,295	8,550,536	8,780,334	8,510,481

Basic and diluted net loss per common share	$(0.32)	$(0.05)	$(0.26)	$(0.14)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended September 30, 2019 and 2018

(Unaudited)

	Common Stock			Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Additional Paid-in Capital	Deficit)	Equity
Balance, March 31, 2018	8,469,986	$8,470	$7,570,769	$(2,579,238)	$5,000,001
Common stock subject to possible redemption	120,456	120	(933,100)	—	(932,980)
Net Income	—	—	—	932,980	932,980

Balance, September 30, 2018	8,590,442	$8,590	$6,637,669	$(1,646,258)	$5,000,001

	Common Stock		Additional Paid in Capital	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit)	Equity
Balance, March 31, 2019	9,032,109	$9,033	$6,580,407	$(1,589,439)	$5,000,001
Common stock subject to possible redemption	(963,844)	(965)	(6,580,407)	(6,654,133)	(13,235,505)
Net Loss	—	—	—	(2,292,533)	(2,292,533)

Balance, September 30, 2019	8,086,265	$8,068	$—	$(10,536,105)	$(10,528,037)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the three and six months ended September 30, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, June 30, 2018	8,550,536	$8,551	$7,391,749	$(2,400,299)	$5,000,001
Common stock subject to possible redemption	39,906	39	(754,080)	—	(754,041)
Net Income	—	—	—	754,041	754,041

Balance, September 30, 2018	8,590,442	$8,590	$6,637,669	$(1,646,258)	$5,000,001

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	Equity

Balance, June 30, 2019	9,251,564	$9,252	$6,114,573	$(1,123,824)	$5,000,001
Common stock subject to possible redemption	(1,183,299)	(1,184)	(6,114,573)	(6,654,133)	(12,769,890)
Net Loss	—	—	—	(2,758,148)	(2,758,148)

Balance, September 30, 2019	8,068,265	$8,068	$—	$(10,536,105)	$(10,528,037)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended September 30, 2019	For The Six Months Ended September 30, 2018
Cash Flows from Operating Activities:
Net income	$(2,292,533)	$932,980
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,351,504)	(2,308,653)
Depreciation	1,830	1,830
Deferred income taxes	216,000	—
Changes in operating assets and liabilities:
Prepaid expenses	(18,351)	(37,374)
Other current assets	(141)	505
Taxes payable	(3,725)	34,468
Accounts payable and accrued expenses	1,397,769	229,679
Net cash used in operating activities	(2,050,655)	(1,146,565)

Cash Flows from Investing Activities:
Withdrawal from Trust Account for taxes	82,400	175,195
Investment of cash in Trust Account	(2,138,251)	—
Withdrawal from Trust Account for redemption of ordinary shares	290,578,475	—
Net cash provided by investing activities	288,522,624	175,195

Cash Flows from Financing Activities:
Payment for redemption of ordinary shares	(290,578,475)	—
Proceeds from convertible promissory notes — related parties	142,372
Proceeds from promissory notes — related parties	4,394,930	1,000,000
Net cash (used in) provided by financing activities	(286,041,173)	1,000,000

Net Change in Cash	430,796	28,630
Cash - Beginning	135,265	482,676
Cash — Ending	$566,061	$511,306

Supplemental Information
Interest paid	$—	$—
Income taxes paid	$225	$31,162

Non - Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(14,321,417)	$932,980

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Pensare Acquisition Corp. (the “Company”), is a blank check company incorporated in Delaware on April 7, 2016. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets with one or more targets (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the wireless telecommunications industry in the United States.

All activity through September 30, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) as described below, identifying a target company for a Business Combination and activities in connection with the proposed mergers with U.S. TelePacific Holdings Corp. d/b/a TPx Communications (“TPx”) and Stratos Management Systems, Inc., a Delaware corporation (“Computex”). On May 20, 2019, the Company mutually agreed with TPx to terminate the Business Combination Agreement (the “TPx Agreement”) between the Company, TPx and Tango Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to a Termination of Business Combination Agreement dated as of May 20, 2019, effective as of such date. As a result of the termination of the TPx Agreement, effective as of May 20, 2019, the TPx Agreement is of no further force or effect, and no party to the TPx Agreement shall have any liability under the TPx Agreement except as otherwise expressly set forth in the agreement. On July 24, 2019, the Company entered into a Business Combination Agreement (the “Agreement”) among the Company, Stratos Management Systems, Inc. a Delaware corporation (“Computex”), Merger Sub and Stratos Management Systems Holdings, LLC, a Delaware limited liability company (“Holdings”).

On April 22, 2019, the Company announced that Pensare Sponsor Group, LLC (the “Sponsor”), had agreed to contribute to the Company’s Trust Account, as defined below, as a loan, $0.033 for each share of common stock issued in the initial public offering that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which they have to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019. On May 31, 2019, the Company announced that the Sponsor had determined to adjust the contributions that it would make to the Trust Account and that the Company would offer its public stockholders the right to redeem their Public Shares, as defined below, in connection with such adjustment. Holders of 18,361,687 shares of the Company’s common stock elected to redeem their shares for their pro rata portion of the funds available in the Trust Account, less any income taxes owed on such funds but not yet paid. The per-share redemption amount for such redeemed Public Shares, was approximately $10.39. After giving effect to the redemptions 13,822,538 shares of the Company’s common stock (including 6,060,038 Public Shares) remained issued and outstanding. Additionally, as previously reported on May 31, 2019, the Sponsor agreed to contribute to the Trust Account as a loan $0.033 for each Public Share that was not redeemed for each of June and July 2019, up to a maximum of $200,000 per month. Accordingly, the Sponsor made contributions to the Trust Account of $399,962 in aggregate for June and July 2019. As a result of the Charter Amendment on July 31, 2019, the Company was granted an additional four month extension to December 1, 2019.

On February 1, 2019 the Company signed a promissory note agreeing to pay up to $2,797,117 of advances made by the Sponsor to cover contribution payments of $932,372 on February 28, 2019, $932,373 on March 12, 2019 and $932,372 on April 12, 2019 due to the Trust Account. On May 9, 2019, the Company updated its promissory note to include $805,917 of additional advances made by the Sponsor to cover contribution payments due to the Trust. On August 5, 2019, the Company again updated its promissory note to include $399,962 of additional advances made by the Sponsor to cover contribution payments due to the Trust. As of September 30, 2019, and March 31, 2019, $4,002,997 and $1,864,745 was advanced under that note, respectively.

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

On July 31, 2019, at the Special Meeting of the Company’s Stockholders (the “Special Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional four months, from August 1, 2019 to December 1, 2019. The affirmative vote of at least a majority of the outstanding shares of Common Stock was required to approve the Charter Amendment. The Charter Amendment was approved with 11,297,309 votes cast in favor of the proposal, 886,001 votes cast against the proposal and no abstentions. The purpose of the Extension is to allow the Company more time to complete a Business Combination. In connection with the Special Meeting and the resulting Charter Amendment, 5,754,273 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.48 per share.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

On September 11, 2019, the Company received a written notice (the “First Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the NASDAQ Capital Market. The First Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the NASDAQ Capital Market. The First Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the First Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

On September 23, 2019, the Company received a written notice (the “Second Notice”) from Nasdaq indicating that the Company is not in compliance with Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for continued listing on the NASDAQ Capital Market. The Second Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the NASDAQ Capital Market. The Second Notice states that the Company has until November 7, 2019 to submit a plan to regain compliance with Listing Rule 5550(a)(4). The Company intends to submit a plan to regain compliance with Listing Rule 5550(a)(4) within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Second Notice to evidence compliance with Listing Rule 5550(a)(4). If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

In connection with the proposed Transaction, the Company filed a preliminary proxy statement with the SEC relating to the Transaction on October 8, 2019. The Company will mail a definitive proxy statement and other relevant documents to its stockholders. The Company’s stockholders and other interested persons are advised to read, when available, the preliminary proxy statement, and amendments thereto, and definitive proxy statement in connection with our solicitation of proxies for the special meeting to be held to approve the Transaction because these proxy statements will contain important information about the Company, Computex, and the Transaction. The definitive proxy statement will be mailed to the Company’s stockholders as of a record date to be established for voting on the Transaction. Stockholders will also be able to obtain copies of the proxy statement, without charge, once available, at the SEC’s Internet site at http://www.sec.gov or by directing a request to: Pensare Acquisition Corp., 1720 Peachtree Street, Suite 629, Atlanta, GA 30309, or by calling (404) 234-3098.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

1.   DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of September 30, 2019, $566,061 of cash was held outside of the Trust Account, which is available for working capital purposes.

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

The Company has until December 1, 2019 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. On November 13, 2019, a proxy statement supplement was filed relating to a proposed amendment to Pensare’s amended and restated certificated of incorporation to extend the date by which Pensare has to consummate a business combination for an additional four months, from December 1, 2019 to April 1, 2020.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

1.   DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

2.   LIQUIDITY

As of September 30, 2019, the Company had $566,061 in its operating bank accounts, $3,283,637 (including interest income) in cash and marketable securities held in the Trust Account to be used for a Business Combination, to repurchase or convert stock, or to pay corporate taxes in connection therewith and a working capital deficit of $13,764,579. As of September 30, 2019, a portion of the interest income, of $59,000 has been recorded as a current asset and is available to pay the Company’s tax obligations. To date, the Company has withdrawn $418,674 of interest from the Trust Account in order to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluation of prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. Even if they can obtain sufficient financing or raise additional capital, they only have until December 1, 2019 to consummate a Business Combination. There is no assurance that we will be able to do so prior to December 1, 2019.

If the Company does not complete a Business Combination by December 1, 2019 and the stockholders have not approved an extension to such deadline, they will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account not previously released to them, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company cannot assure that it will have funds sufficient to pay or provide for all creditors’ claims.

For the period from April 1, 2019 through September 30, 2019, the Sponsor advanced the Company $2,399,050 for working capital purposes. As of September 30, 2019, the Sponsor advanced the Company $3,756,679 for working capital purposes. These advances are included on the balance sheet as part of promissory notes-related party in addition to the Trust Loans discussed in note 6. The Working Capital Loans, evidenced by promissory notes, shall be payable without interest upon consummation of a Business Combination or, at the holder’s discretion, up to $1,500,000 of the note may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.  The Working Capital Loans would either be paid upon consummation of a Business Combination,

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

2.   LIQUIDITY (continued)

without interest, or, at the holders discretion, up to $1,500,000 of the Working Capital Loans may be converted into Warrants at a price of $1.00 per Warrant.

In addition, two of the Company’s service providers had agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to $6,108,129 as of September 30, 2019. Such fees are included in accounts payable and accrued expenses in the accompanying balance sheet at September 30, 2019. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the next two months (through December 1, 2019). Upon the consummation of the Company’s initial business combination, up to $1,500,000 of the aggregate promissory notes may be convertible into warrants of the Company at a price of $1.00 per warrant.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 14, 2019, which contains the audited financial statements and notes thereto. The financial information as of March 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. The interim results for the six months ended September 30, 2019 are not necessarily indicative of the results expected for the year ending March 31, 2020 or any future interim periods.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2019 and March 31, 2019.

Cash and marketable securities held in Trust Account

At September 30, 2019 and March 31, 2019, the assets held in the Trust Account were held in cash and U.S. Treasury Bills and are classified as trading securities.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019 and March 31, 2019, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

At September 30, 2019 and March 31, 2019, management had determined that it is more likely than not, that its deferred income tax asset, which previously had been reduced by a valuation allowance, will not be realized within this year. The deferred income tax asset of $0 and $216,000, respectively, arose from tax benefits related to net operating losses not previously utilized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2019 and March 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of Common Stock subject to possible redemption at September 30, 2019 and September 30, 2018 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

private placement to purchase 15,525,000 and 10,512,500 shares of Common Stock, respectively, (2) rights sold in the Initial Public Offering that convert into 3,105,000 shares of Common Stock, (3) the unit purchase option of up to 1,350,000 Units sold to the underwriters, exercisable at $10.00 per Unit, which consists of 1,350,000 shares of Common Stock, 675,000 warrants (convertible into 675,000 shares of Common Stock), and 1,350,000 rights (convertible into 135,000 shares of Common Stock) and, 4) $1,500,000 of promissory notes, which is payable without interest upon consummation of a Business Combination or, at the holder’s discretion, which may be converted, in part, into Warrants at a conversion price of $1.00 per Warrant, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of Common Stock and conversion of the working capital loan are contingent upon the occurrence of a future event. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to Common Stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Three Months Ended September 30, 2019	For the Three Months Ended September 30, 2018	For the Six Months Ended September 30, 2019	For the Six Months Ended September 30, 2018
Net (loss) income	$(2,758,148)	$754,041	$(2,292,533)	$932,980
Less: Income attributable to ordinary shares subject to redemption (a)	0	(1,161,084)	0	(2,151,840)
Adjusted loss	$(2,758,148)	$(407,043)	$(2,292,533)	$(1,218,860)

Weighted average share outstanding, basic and diluted	8,531,295	8,550.536	8,780,334	8,510,481

Basic and diluted net loss per ordinary share	$(0.32)	$(0.05)	$(0.26)	$(0.14)

(a) Interest Income	$132,694	$1,246,949	$1,351,504	$2,308,653
Less: Taxes	176,400	58,792	294,900	106,639
	(43,706)	1,188,157	1,056,604	2,202,014
Percentage of ordinary shares subject to redemption to total ordinary shares	0.00%	97.72%	0.00%	97.72%
Income attributable to ordinary shares subject to redemption	$0	$1,161,084	$0	$2,151,840

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2019 and March 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

5.      PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor, MasTec and EBC purchased 9,500,000 Private Placement Warrants at $1.00 per warrant in a private placement generating gross proceeds of $9,500,000. Simultaneously with the sale of the over- allotment Units, the Company consummated the sale of an additional 1,012,500 warrants at $1.00 per warrant, generating gross proceeds of $1,012,500. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are identical to the Warrants sold in the Offering except that the Private Placement Warrants (i) will not be redeemable by the Company and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. In addition, the Private Placement Warrants and their component securities may not be transferable, assignable or salable until 30 days after the consummation of a Business Combination, subject to certain limited exceptions.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Related Party Loans

For the period from April 1, 2019 through September 30, 2019, the Sponsor advanced the Company $2,399,050 for working capital purposes. As of September 30, 2019 and March 31, 2019, the Sponsor loaned the Company $3,756,679 and $1,357,628 for working capital purposes, respectively. These advances are included on the balance sheet as part of promissory notes-related party in addition to the Trust Loans discussed in note 6. The Working Capital Loans, evidenced by a promissory note, shall be payable without interest upon consummation of a Business Combination or, at the holder’s discretion, the note may be converted into Warrants at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

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

The Company received a Commitment Letter from the managing member of the Sponsor, whereby the Sponsor commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and a promissory note, up to an aggregate of Seven Hundred and Fifty Thousand Dollars $750,000, would evidence each loan. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion. If the Company does not complete a business combination, any such loans will be forgiven. As of September 30, 2019, the Company had no promissory notes outstanding related to this commitment.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

On February 1, 2019, the Company signed a promissory note agreeing to repay up to $2,797,117 of advances to be made by the Sponsor to cover contribution payments of $932,372 on February 28, 2019, $932,373 on March 12, 2019 and $932,372 on April 12, 2019 due to the Trust Account. On May 9, 2019, the Company updated its promissory note to include $805,916 of additional advances made by the Sponsor to cover contribution payments due to the Trust Account. On August 5, 2019, the Company again updated its promissory note to include $399,962 of additional advances made by the Sponsor to cover contribution payments due to the Trust.  As of September 30, 2019 and March 31, 2019, $4,002,997 and $1,864,745 was advanced under that note, respectively.

Promissory notes payable - related party loans were $6,259,675 and $1,864,745, at September 30, 2019 and March 31, 2019, respectively.

Convertible promissory notes payable — related party loans were $1,500,000 and $1,357,628, at September 30, 2019 and March 31, 2019, respectively.

Related Party Fees

The Company has incurred related party administrative fees of $20,000 per month from August 2017 through April 2019. These costs have been included in the operating costs in the company’s statements of operations. The administrative fees incurred and paid by the Company were $20,000 and $120,000 for the six months ending September 30, 2019 and 2018, respectively.

The Company shares office space with an affiliate and participates in a cost sharing arrangement in a month to month leasing arrangement. Expenses incurred under this agreement for the period of July 1, 2019 through September 30, 2019 were $107,051. These expenses have been incurred but not paid and are reflected in the promissory notes due related party.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

8.   STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001. At September 30, 2019 and March 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of September 30, 2019 and March 31, 2019, there were 8,068,265 and 9,032,109, respectively, shares of Common Stock issued and outstanding (excluding 0 and 26,984,101 shares subject to possible redemption).

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

The Company estimated that the fair value of this unit purchase option was $4,547,505 (or $3.37 per Unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.80% and (3) expected life of five years. The option and the 1,350,000 Units have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Offering except to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of Common Stock at a price below its exercise price.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2019 and March 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2019	March 31, 2019

Assets:
Cash and marketable securities held in Trust Account	1	$3,283,637	$290,454,757

10.  SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued.

Except as described below, the Company did not identify subsequent events that would have required adjustment or disclosure in the condensed financial statements other than the following.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

10.  SUBSEQUENT EVENTS (continued)

In connection with the proposed Transaction, the Company filed a preliminary proxy statement with the SEC relating to the Transaction on October 8, 2019. The Company  will mail a definitive proxy statement and other relevant documents to our stockholders. The Company’s stockholders and other interested persons are advised to read, when available, the preliminary proxy statement, and amendments thereto, and definitive proxy statement in connection with our solicitation of proxies for the special meeting to be held to approve the Transaction because these proxy statements will contain important information about the Company, Computex, and the Transaction. The definitive proxy statement will be mailed to the Company’s stockholders as of a record date to be established for voting on the Transaction. Stockholders will also be able to obtain copies of the proxy statement, without charge, once available, at the SEC’s Internet site at http://www.sec.gov or by directing a request to: Pensare Acquisition Corp., 1720 Peachtree Street, Suite 629, Atlanta, GA 30309, or by calling (404) 234-3098.

On November 4, 2019, the Company filed a definitive proxy statement with the SEC relating to a proposal to amend Pensare’s amended and restated certificate of incorporation to extend the date by which Pensare has to consummate a business combination for an additional four months, from December 1, 2019 to April 1, 2020. The definitive proxy statement was mailed to our stockholders. The Company’s stockholders and other interested persons are advised to read the definitive proxy statement in connection with our solicitation of proxies for the special meeting to be held to approve the proposed amendment to Pensare’s amended and restated certificate of incorporation. On November 13, 2019, a proxy statement supplement was filed relating to a proposed amendment to Pensare’s amended and restated certificated of incorporation to extend the date by which Pensare has to consummate a business combination for an additional four months, from December 1, 2019 to April 1, 2020.

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

Overview

We are a blank check company incorporated on April 7, 2016 in Delaware for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (a “Business Combination”).

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

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of September 30, 2019, $566,061 of cash was held outside of the Trust Account, available for working capital purposes.

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

•	may significantly dilute the equity interest of existing stockholders;
•

could cause a change of control if a substantial number of shares of our common stock are issued, which may affect, among other things, our ability to use our net operating loss carryforwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;
•	may have the effect of delaying or preventing a change of control by diluting the stock ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our cash flows after an initial Business Combination are insufficient to pay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of such covenants;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand ; and /or
•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

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

On February 1, 2019 the Company signed a promissory note agreeing to pay up to $2,797,117 of advances made by the Sponsor to cover contribution payments of $932,372 on February 28, 2019, $932,373 on March 12, 2019 and $932,372 on April 12, 2019 due to the Trust Account. On May 9, 2019, the Company updated its promissory note to include $805,917 of additional advances made by the Sponsor to cover contribution payments due to the Trust. On August 5, 2019, the Company again updated its promissory note to include $399,962 of additional advances made by the Sponsor to cover contribution payments due to the Trust. As of September 30, 2019, and March 31, 2019, $4,002,997 and $1,864,745 was advanced under that note, respectively.

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

On September 11, 2019, the Company received a written notice (the “First Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that the Company is not in compliance with Listing Rule 5550(a)(3) (the “Minimum Public Holders Rule”), which requires the Company to have at least 300 public holders for continued listing on the NASDAQ Capital Market. The First Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the NASDAQ Capital Market. The First Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Public Holders Rule. The Company intends to submit a plan to regain compliance with the Minimum Public Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the First Notice to evidence compliance with the Minimum Public Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

On September 23, 2019, the Company received a written notice (the “Second Notice”) from Nasdaq indicating that the Company is not in compliance with Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for continued listing on the NASDAQ Capital Market. The Second Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on the NASDAQ Capital Market. The Second Notice states that the Company has until November 7, 2019 to submit a plan to regain compliance with Listing Rule 5550(a)(4). The Company intends to submit a plan to regain compliance with Listing Rule 5550(a)(4) within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Second Notice to evidence compliance with Listing Rule 5550(a)(4). If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

In connection with the proposed Transaction, the Company filed a preliminary proxy statement with the SEC relating to the Transaction on October 8, 2019. We will mail a definitive proxy statement and other relevant documents to our stockholders. The Company’s stockholders and other interested persons are advised to read, when available, the preliminary proxy statement, and amendments thereto, and definitive proxy statement in connection with our solicitation of proxies for the special meeting to be held to approve the Transaction because these proxy statements will contain important information about the Company, Computex, and the Transaction. The definitive proxy statement will be mailed to the Company’s stockholders as of a record date to be established for voting on the Transaction. Stockholders will also be able to obtain copies of the proxy statement, without charge, once available, at the SEC’s Internet site at http://www.sec.gov or by directing a request to: Pensare Acquisition Corp., 1720 Peachtree Street, Suite 629, Atlanta, GA 30309, or by calling (404) 234-3098.

On November 4, 2019, the Company filed a definitive proxy statement with the SEC relating to a proposal to amend Pensare’s amended and restated certificate of incorporation to extend the date by which Pensare has to consummate a business combination for an additional four months, from December 1, 2019 to April 1, 2020. The definitive proxy statement was mailed to our stockholders. The Company’s stockholders and other interested persons are advised to read the definitive proxy statement in connection with our solicitation of proxies for the special meeting to be held to approve the proposed amendment to Pensare’s amended and restated certificate of incorporation. On November 13, 2019, a proxy statement supplement was filed relating to a proposed amendment to Pensare’s amended and restated certificate of incorporation to extend the date by which Pensare has to consummate a business combination for an additional four months, from December 1, 2019 to April 1, 2020.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to September 30, 2019 were organizational activities, those necessary to consummate the Initial Public Offering, described below, those necessary to identify a target company for a Business Combination and activities necessary in preparation for the consummation of a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities. There have been no significant changes in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as due diligence expenses.

For the three and six months ended September 30, 2019, we had net loss of ($2,758,148) and ($2,292,533), respectively, which consists of operating costs of $2,730,842 and $3,428,037 respectively, income taxes of $160,000 and $216,000, respectively, and interest income on marketable securities held in the Trust Account of $132,694 and $1,351,504, respectively.

For the three and six months ended September 30, 2018, we had net income of $754,041 and $932,980, respectively, which consists of operating costs of $485,125 and $1,360,043, respectively, income taxes of $7,783 and $15,630, respectively, and interest income on marketable securities held in the Trust Account of $1,246,949 and $2,308,653, respectively.

Liquidity and Capital Resources

As of September 30, 2019, we had cash of $566,061 and cash and marketable securities held in the Trust Account available to pay taxes of $59,000. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and certain of our officers and directors and loans from the Sponsor pursuant to the terms of a promissory note.

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

As of September 30, 2019, we had cash and marketable securities held in the Trust Account of $3,283,637 (including interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. A portion of the interest income of $59,000 has been recorded as a current asset and may be available to us to withdraw and pay taxes.

For the six months ending September 30, 2019, cash used in operating activities amounted to 2,050,655 resulting from net loss of ($2,292,533), interest earned on cash and marketable securities held in the Trust Account of $1,351,504, depreciation of $1,830, deferred taxes of $216,000 and changes in assets and liabilities of $1,375,552.

For the six months ending September 30, 2018, cash used in operating activities amounted to $1,146,565 resulting from a net income of $932,980, interest earned on cash and marketable securities held in Trust Account of $2,308,653, depreciation of $1,830 and changes in our assets and liabilities of $227,278.

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

For the period from April 1, 2019 through September 30, 2019, the Sponsor advanced the Company $2,399,050 for working capital purposes. As of September 30, 2019, the Sponsor has advanced the Company $3,756,679 for working capital purposes. These working capital loans are evidenced by a promissory note, which is payable without interest upon consummation of a Business Combination or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants of the Company at a conversion price of $1.00 per warrant. Each warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of common stock, par value $0.001, at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

In addition, two of the Company’s service providers had agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to approximately $6,108,129 as of September 30, 2019. Such fees are included in accounts payable and accrued expenses in the accompanying balance sheet at September 30, 2019.

On May 9, 2019, the Company signed a promissory note agreeing to repay $805,916 for an advance made by the Sponsor as an additional contribution payment to the Trust Account. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the two months (through December 1, 2019) following the date from when the financial statements are issued.

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

If we do not complete a Business Combination by December 1, 2019 and our stockholders have not approved an extension to such deadline, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account not previously released to us, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Off-Balance Sheet Arrangements; Contractual Obligations

As of September 30, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt, capital lease obligations, operating lease obligations or purchase obligations other than a monthly fee of $20,000 payable to our Sponsor for office space, utilities, secretarial and administrative services, effective as of July 27, 2017, the effective date of the registration statement for our initial public offering. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. There have been no material changes to our critical accounting policies previously disclosed in our Annual Report on Form 10-K filed with the SEC on June 14, 2019. For a description of our critical accounting policies as well as a listing of our significant accounting policies, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and “Note 3—Summary of Significant Accounting Policies” in our Annual Report on Form 10-K filed with the SEC on June 14, 2019.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

2.1

Business Combination Agreement, dated as of July 24, 2019, by and among Pensare, Merger Sub, Holdings, and Computex (incorporated by reference to Exhibit 2.1 to the Pensare’s Current Report on Form 8-K (File No. 001-38167) filed with the SEC on July 30, 2019).

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

PENSARE ACQUISITION CORP.

Date: November 18, 2019		/s/ Darrell J. Mays
	Name:	Darrell J. Mays
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ John Foley
	Name:	John Foley
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)