Form 10-Q
period 2019-12-31
PENSARE ACQUISITION Corp
filed 2020-02-10
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

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

As of February 10, 2020, 7,932,977 shares of the Company’s common stock, par value $0.001 per share, were outstanding.

PENSARE ACQUISITION CORP.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

PENSARE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(Unaudited)
ASSETS
Current Assets
Cash	$163,211	$135,265
Cash and marketable securities held in Trust Account available to pay taxes	62,119	62,725
Prepaid expenses	30,457	10,398
Other current assets	12,455	12,266
Total Current Assets	268,242	220,654

Deferred tax asset	—	216,000
Office furniture and equipment, net of accumulated depreciation	10,989	13,734
Cash and marketable securities held in Trust Account	1,802,415	290,392,032
TOTAL ASSETS	$2,081,646	$290,842,420

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current Liabilities
Accounts payable and accrued expenses	$6,312,526	$5,214,351
Taxes payable	62,119	62,725
Promissory notes-related party	6,817,734	1,864,745
Convertible promissory notes-related party	1,500,000	1,357,628
Total Current Liabilities	14,692,379	8,499,449

Commitments and Contingencies

Common stock subject to possible redemption, 0 and 26,984,101 shares at redemption value as of December 31, 2019 and March 31, 2019, respectively	—	277,342,970

Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,932,977 and 9,032,109 shares issued and outstanding as of December 31, 2019 and March 31, 2019 (excluding 0 and 26,984,101 shares subject to possible redemption, respectively)	7,933	9,033
Additional paid-in capital	—	6,580,407
Accumulated deficit	(12,618,666)	(1,589,439)
Total Stockholders’ (Deficit) Equity	(12,610,733)	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$2,081,646	$290,842,420

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018

Operating costs	$663,593	$849,248	$4,091,630	$2,209,291

Loss from operations	(663,593)	(849,248)	(4,091,630)	(2,209,291)

Other income:
Interest income	9,370	1,477,292	1,360,874	3,785,945

(Loss) income before provision for income taxes	(654,223)	628,044	(2,730,756)	1,576,654

Benefit (provision) for income taxes	—	207,857	(216,000)	192,227

Net (loss) income	$(654,223)	$835,901	$(2,946,756)	$1,768,881

Weighted average shares outstanding, basic and diluted	8,007,974	8,590,442	8,521,944	8,537,232

Basic and diluted net loss per common share	$(0.08)	$(0.06)	$(0.35)	$(0.20)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (Deficit) EQUITY

For the three and nine months ended December 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit)	(Deficit) Equity

Balance, September 30, 2019	8,068,265	$8,068	$—	$(10,536,105)	$(10,528,037)
Common stock subject to possible redemption	(135,288)	(135)	—	(1,428,338)	(1,428,473)
Net Loss	—	—	—	(654,223)	(654,223)

Balance, December 31, 2019	7,932,977	$7,933	$—	$(12,618,666)	$(12,610,733)

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Capital in Capital	Deficit)	(Deficit) Equity
Balance, September 30, 2018	8,590,442	$8,590	$6,637,669	$(1,646,258)	$5,000,001
Common stock subject to possible redemption	52,806	53	(835,954)	—	(835,901)
Net Income	—	—	—	835,901	835,901

Balance, December 31, 2018	8,643,248	$8,643	$5,801,715	$(810,357)	$5,000,001

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (Deficit) EQUITY

For the three and nine months ended December 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit)	(Deficit) Equity

Balance, March 31, 2019	9,032,109	$9,033	$6,580,407	$(1,589,439)	$5,000,001
Common stock subject to possible redemption	(1,099,132)	(1,100)	(6,580,407)	(8,082,471)	(14,663,978)
Net Loss	—	—	—	(2,946,756)	(2,946,756)

Balance, December 31, 2019	7,932,977	$7,933	$—	$(12,618,666)	$(12,610,733)

	Common Stock		Additional	Retained Earnings (Accumulated	Total Stockholders’
	Shares	Amount	Paid-in Capital	Deficit)	(Deficit) Equity
Balance, March 31, 2018	8,469,986	$8,470	$7,570,769	$(2,579,238)	$5,000,001
Common stock subject to possible redemption	173,262	173	(1,769,054)	—	(1,768,881)
Net Income	—	—	—	1,768,881	1,768,881)

Balance, December 31, 2018	8,643,248	$8,643	$5,801,715	$(810,357)	$5,000,001

PENSARE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net (loss) income	$(2,946,756)	$1,768,881
Adjustments to reconcile net (loss) income to net cash used in operating activities
Interest earned on marketable securities held in Trust Account	(1,360,874)	(3,785,945)
Depreciation	2,745	2,745
Deferred income taxes	216,000	(216,000)
Changes in operating assets and liabilities:
Prepaid expenses	(20,059)	41,347
Other current assets	(189)	421
Taxes payable	(606)	101,389
Accounts payable and accrued expenses	1,098,175	568,356
Net cash used in operating activities	(3,011,564)	(1,518,806)

Cash Flows from Investing Activities:
Withdrawal from Trust Account for payment of taxes	82,400	175,195
Investment of cash in Trust Account	(2,138,251)	—
Withdrawal from Trust Account for redemption of common stock	292,006,948	—
Net cash provided by investing activities	289,951,097	175,195

Cash Flows from Financing Activities:		—
Payment for redemption of common stock	(292,006,948)	—
Proceeds from promissory notes — related parties	4,952,989	—
Proceeds from convertible promissory notes — related parties	142,372	1,000,000
Net cash (used in) provided by financing activities	(286,911,587)	1,000,000

Net Change in Cash	27,946	(343,611)
Cash — Beginning	135,265	482,676
Cash — Ending	$163,211	$139,065

Supplemental Information
Income taxes paid	$225	$31,163

Non - Cash investing and financing activities:
Change in value of common stock subject to possible redemption	$(12,525,727)	$(1,768,881)

The accompanying notes are an integral part of the unaudited condensed financial statements.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

All activity through December 31, 2019 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) as described below, identifying a target company for a Business Combination and activities in connection with the proposed mergers with U.S. TelePacific Holdings Corp. d/b/a TPx Communications (“TPx”) and Stratos Management Systems, Inc., a Delaware corporation (“Computex”). On May 20, 2019, the Company mutually agreed with TPx to terminate the Business Combination Agreement (the “TPx Agreement”) between the Company, TPx and Tango Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to a Termination of Business Combination Agreement dated as of May 20, 2019, effective as of such date. As a result of the termination of the TPx Agreement, effective as of May 20, 2019, the TPx Agreement is of no further force or effect, and no party to the TPx Agreement shall have any liability under the TPx Agreement except as otherwise expressly set forth in the agreement. On July 24, 2019, the Company entered into a Business Combination Agreement (the “Agreement”) among the Company, Stratos Management Systems, Inc. a Delaware corporation (“Computex”), Merger Sub and Stratos Management Systems Holdings, LLC, a Delaware limited liability company (“Holdings”).

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of December 31, 2019, $163,211 of cash was held outside of the Trust Account, which is available for working capital purposes.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

On July 25, 2019, the Company issued a press release announcing the execution of a Business Combination  Agreement (the “Agreement”) among the Company, Stratos Management Systems, Inc. a Delaware Corporation (“Computex”), Tango Merger Sub Corp., a Delaware corporation and Statos Management Systems Holdings, LLC, a Delaware limited liability company, pursuant to which the Company agreed to acquire Computex in a transaction (the “Transaction”) that will result in Computex becoming a wholly owned subsidiary of the Company.  Computex is an industry-leading IT service provider of choice focused on helping customers transform their businesses through technology. Computex offers a comprehensive portfolio of managed IT services to a wide range of clients including Unified Communications-as-a-Service (“UCaaS”), directory and messaging services, enterprise networking, cybersecurity, collaboration, data center, integration, storage, backup, virtualization, and converged infrastructure.  On December 20, 2019, the Company entered into Amendment No. 1 to the Agreement (the “Amendment”).  The Amendment amends the Agreement to among other things (i) reduce the aggregate merger consideration payable from

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

$65 million to $60 million, (ii) change the allocation of the merger consideration so that it is payable as follows: (a) an amount in cash equal to two-thirds of the cash raised by Pensare in the PIPE transactions less $5 million, subject to a cap of $20 million, (b) $5 million of any securities, other than shares of Pensare’s common stock, sold in the PIPE transaction (the “PIPE Securities”), and (c) the balance of the merger consideration in shares of the Company’s common stock, (iii) provide for the optional redemption of some or all of the PIPE Securities following the closing of the merger, to the extent that Pensare raises additional funds in private placements following the merger of , (iv) adjust a condition to the closing of the merger to require that Pensare shall have at least an aggregate of $35 million of cash held either in or outside of the Trust Account at the effective time of the merger (reduced from $250 million): and (v) adjust the date by which the closing of the merger must occur from December 31, 2019 to April 1, 2020.

Additionally, on July 25, 2019, the Company announced that they entered into a non-binding letter of intent to acquire a second company, a leading developer of UCaaS technology and that they have joined AT&T Partner Exchange®, a platform pursuant to which theu will be able to bundle and resell certain AT&T branded products and solutions with their own services following the consummation of the Transaction.

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

On November 26, 2019, at the Special Meeting of the Company’s Stockholders (the “Special Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional four months, from December 1, 2019 to April 1, 2020. The affirmative vote of at least a majority of the outstanding shares of Common Stock was required to approve the Charter Amendment. The Charter Amendment was approved with 7,731,372 votes cast in favor of the proposal, one vote cast against the proposal and no abstentions. The purpose of the Extension is to allow the Company more time to complete a Business Combination. In connection with the Special Meeting and the resulting Charter Amendment, 135,288 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.56 per share.

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

In connection with the proposed Transaction, the Company filed a preliminary proxy statement with the SEC relating to the Transaction on October 8, 2019. Amendment No. 1 to the preliminary proxy statement was filed with the SEC on December 26, 2019.  The Company will mail a definitive proxy statement and other relevant documents to its stockholders. The Company’s stockholders and other interested persons are advised to read, when available, the preliminary proxy statement, and amendments thereto, and definitive proxy statement in connection with our solicitation of proxies for the special meeting to be held to approve the Transaction because these proxy statements will contain important information about the Company, Computex, and the Transaction. The definitive proxy statement will be mailed to the Company’s stockholders as of a record date to be established for voting on the Transaction. Stockholders will also be able to obtain copies of the proxy statement, without charge, once available, at the SEC’s Internet site at http://www.sec.gov or by directing a request to: Pensare Acquisition Corp., 1720 Peachtree Street, Suite 629, Atlanta, GA 30309, or by calling (404) 234-3098.

The Company has until April 1, 2020 to consummate a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

2. LIQUIDITY

As of December 31, 2019, the Company had $163,211 in its operating bank accounts, $1,864,534 (including interest income) in cash and marketable securities held in the Trust Account to be used for a Business Combination, to repurchase or convert stock, or to pay corporate taxes in connection therewith and a working capital deficit of $14,424,137. As of December 31, 2019, a portion of the interest income, of $62,119 has been recorded as a current asset and is available to pay the Company’s tax obligations. To date, the Company has withdrawn $418,674 of interest from the Trust Account in order to pay the Company’s tax obligations.

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

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available on commercially acceptable terms, if at all. Even if they can obtain sufficient financing or raise additional capital, they only have until April 1, 2020 to consummate a Business Combination. There is no assurance that we will be able to do so prior to April 1, 2020.

If the Company does not complete a Business Combination by April 1, 2020 and the stockholders have not approved an extension to such deadline, they will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account not previously released to them, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining stockholders and the board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company cannot assure that it will have funds sufficient to pay or provide for all creditors’ claims.

For the period from April 1, 2019 through December 31, 2019, the Sponsor advanced the Company $2,957,110 for working capital purposes. As of December 31, 2019, the Sponsor advanced the Company $4,314,738 for working capital purposes. These advances are included on the balance sheet as part of promissory notes-related party in addition to the Trust Loans discussed in Note 6. The Working Capital Loans, evidenced by promissory notes, shall be payable without interest upon consummation of a Business Combination or, at the holder’s discretion, up to $1,500,000 of the note may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.  The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holders discretion, up to $1,500,000 of the Working Capital Loans

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

2. LIQUIDITY (continued)

may be converted into Warrants at a price of $1.00 per Warrant.

In addition, two of the Company’s service providers agreed to defer the payment of fees owed to them until the consummation of a Business Combination, which amounted to $5,901,174 as of December 31, 2019. Such fees are included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2019. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the next three months (through April 1, 2020). Upon the consummation of the Company’s initial business combination, up to $1,500,000 of the aggregate promissory notes may be convertible into warrants of the Company at a price of $1.00 per warrant.

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

None of the Sponsor, stockholders, officers or directors, or third parties is under any obligation to advance funds to, or invest in, the Company, except for the $750,000 commitment discussed above. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. Even if the Company can obtain sufficient financing or raise additional capital, it only has until April 1, 2020 to consummate a business combination. There is no assurance that the Company will be able to do so prior to April 1, 2020.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2019 as filed with the SEC on June 14, 2019, which contains the audited financial statements and notes thereto. The financial information as of March 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2019. The interim results for the nine months ended December 31, 2019 are not necessarily indicative of the results expected for the year ending March 31, 2020 or any future interim periods.

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2019 and March 31, 2019.

Cash and marketable securities held in Trust Account

At December 31, 2019 and March 31, 2019, the assets held in the Trust Account were held in cash and U.S. Treasury Bills and are classified as trading securities.

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2019 and March 31, 2019, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

At December 31, 2019 and March 31, 2019, management had determined that it is more likely than not, that its deferred income tax asset, which previously had been reduced by a valuation allowance, will not be

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

realized within this year. The deferred income tax asset of $0 and $216,000, respectively, arose from tax benefits related to net operating losses not previously utilized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2019 and March 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by federal, state and city taxing authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal, state and city tax laws. The Company has identified its Federal tax return and its State tax returns in Delaware, Georgia, New York and North Carolina as “major” tax jurisdictions. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next year.

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of Common Stock subject to possible redemption at December 31, 2019 and December 31, 2018 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 15,525,000 and 10,512,500 shares of Common Stock, respectively, (2) rights sold in the Initial Public Offering that convert into 3,105,000 shares of Common Stock, (3) the unit purchase option of up to 1,350,000 Units sold to the underwriters, exercisable at $10.00 per Unit, which consists of 1,350,000 shares of Common Stock, 675,000 warrants (convertible into 675,000 shares of Common Stock), and 1,350,000 rights (convertible into 135,000 shares of Common Stock) and, 4) $1,500,000 of promissory notes, which is payable without interest upon consummation of a Business Combination or, at the holder’s discretion, which may be converted, in part, into Warrants at a conversion price of $1.00 per Warrant, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of Common Stock and conversion of the working capital loan are contingent upon the occurrence of a future event. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to Common Stock

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Three Months Ended December 31, 2019	For the Three Months Ended December 31, 2018	For the Nine Months Ended December 31, 2019	For the Nine Months Ended December 31, 2018
Net (loss) income	$(654,223)	$835,901	$(2,946,756)	$1,768,881
Less: Income attributable to ordinary shares subject to redemption (a)	—	(1,370,364)	—	(3,509,917)
Adjusted loss	$(654,223)	$(534,463)	$(2,946,756)	$(1,714,036)

Weighted average share outstanding, basic and diluted	8,007,974	8,590,442	8,521,944	8,537,232

Basic and diluted net loss per ordinary share	$(0.08)	$(0.06)	$(0.35)	$(0.20)

(a) Interest Income	$9,370	$1,477,292	$1,360,874	$3,785,945
Less: Taxes	3,119	66,922	298,019	173,561
	6,251	1,410,370	1,062,855	3,612,384
Percentage of ordinary shares subject to redemption to total ordinary shares	0.00%	97.16%	0.00%	97.16%
Income attributable to ordinary shares subject to redemption	$—	$1,370,364	$—	$3,509,917

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2019 and March 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

5. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Sponsor, MasTec and EBC purchased 9,500,000 Private Placement Warrants at $1.00 per warrant in a private placement generating gross proceeds of $9,500,000. Simultaneously with the sale of the over- allotment Units, the Company consummated the sale of an additional 1,012,500 warrants at $1.00 per warrant, generating gross proceeds of $1,012,500. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. The Private Placement Warrants are identical to the Warrants sold in the Offering except that the Private Placement Warrants (i) will not be redeemable by the Company

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

5. PRIVATE PLACEMENT (continued)

and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchaser or any of its permitted transferees. In addition, the Private Placement Warrants and their component securities may not be transferable, assignable or salable until 30 days after the consummation of a Business Combination, subject to certain limited exceptions.

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

Related Party Loans

For the period from April 1, 2019 through December 31, 2019, the Sponsor advanced the Company $2,957,110 for working capital purposes. As of December 31, 2019 and March 31, 2019, the Sponsor loaned the Company $4,314,738 and $1,357,628 for working capital purposes, respectively. These advances are included on the balance sheet as part of promissory notes-related party in addition to the Trust Loans. The Working Capital Loans, evidenced by a promissory note, shall be payable without interest upon consummation of a Business Combination or, at the holder’s discretion, the note may be converted into Warrants at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share as more fully described in the

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

6. RELATED PARTY TRANSACTIONS (continued)

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

The Company received a Commitment Letter from the managing member of the Sponsor, whereby the Sponsor commits to funding any working capital shortfalls through the earlier of an initial business combination or the Company’s liquidation. The loans would be issued as required and a promissory note, up to an aggregate of Seven Hundred and Fifty Thousand Dollars $750,000, would evidence each loan. The loans will be non-interest bearing, unsecured and payable upon the consummation of the Company’s initial business combination or at the holder’s discretion. If the Company does not complete a business combination, any such loans will be forgiven. As of December 31, 2019, the Company had no promissory notes outstanding related to this commitment.

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

On February 1, 2019, the Company signed a promissory note agreeing to repay up to $2,797,117 of advances to be made by the Sponsor to cover contribution payments of $932,372 on February 28, 2019, $932,373 on March 12, 2019 and $932,372 on April 12, 2019 due to the Trust Account. On May 9, 2019, the Company updated its promissory note to include $805,916 of additional advances made by the Sponsor to cover contribution payments due to the Trust Account. On August 5, 2019, the Company again updated

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

6. RELATED PARTY TRANSACTIONS (continued)

its promissory note to include $399,962 of additional advances made by the Sponsor to cover contribution payments due to the Trust.  As of December 31, 2019 and March 31, 2019, $4,002,997 and $1,864,745 was advanced under that note, respectively.

Promissory notes - related party loans were $6,817,734 and $1,864,745, at December 31, 2019 and March 31, 2019, respectively.

Convertible promissory notes payable — related party loans were $1,500,000 and $1,357,628, at December 31, 2019 and March 31, 2019, respectively.

Related Party Fees

The Company has incurred related party administrative fees of $20,000 per month from August 2017 through April 2019. These costs have been included in the operating costs in the company’s statements of operations. The administrative fees incurred and paid by the Company were $20,000 and $180,000 for the nine months ending December 31, 2019 and 2018, respectively.

The Company shares office space with an affiliate and participates in a cost sharing arrangement in a month to month leasing arrangement. Expenses incurred under this agreement for the period of July 1, 2019 through December 31, 2019 were $165,110. These expenses have been incurred but not paid and are reflected in the promissory notes - related party.

7. COMMITMENTS AND CONTINGENCIES

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

7. COMMITMENTS AND CONTINGENCIES (continued)

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

Loss Contingency

On December 16, 2019, Pensare received a complaint filed by one of its vendors for alleged breach of contract asking for approximately $351,000.  Pensare believes that it is reasonably possible, but not probable, that a liability has been incurred and intends to vigorously defend its position.

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001. At December 31, 2019 and March 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of December 31, 2019 and March 31, 2019, there were 7,932,977 and 9,032,109, respectively, shares of Common Stock issued and outstanding (excluding 0 and 26,984,101 shares subject to possible redemption).

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

8. STOCKHOLDERS’ EQUITY (continued)

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

DECEMBER 31, 2019

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

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

8. STOCKHOLDERS’ EQUITY (continued)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2019 and March 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

PENSARE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(Unaudited)

9. FAIR VALUE MEASUREMENTS (continued)

Description	Level	December 31, 2019	March 31, 2019

Assets:
Cash and marketable securities held in Trust Account	1	$1,864,534	$290,454,757

10. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed financial statements were issued.

The Company did not identify subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of December 31, 2019, $163,211 of cash was held outside of the Trust Account, available for working capital purposes.

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

We have until April 1, 2020 to consummate an initial Business Combination. If we are unable to consummate an initial Business Combination within such time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account established in connection with the Initial Public Offering, including any interest earned on the funds held in the Trust Account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law and as further described herein, and then seek to dissolve and liquidate. We expect the pro rata redemption price to be approximately $10.00 per share of common stock, without taking into account any interest earned on such funds. However, we cannot assure you that we will in fact be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

On February 1, 2019, the Company signed a promissory note agreeing to pay up to $2,797,117 of advances made by the Sponsor to cover contribution payments of $932,372 on February 28, 2019, $932,373 on March 12, 2019 and $932,372 on April 12, 2019 due to the Trust Account. On May 9, 2019, the Company amended its promissory note to include $805,917 of additional advances made by the Sponsor to cover contribution payments due to the Trust. On August 5, 2019, the Company again amended its promissory note to include $399,962 of additional advances made by the Sponsor to cover contribution payments due to the Trust. As of December 31, 2019, and March 31, 2019, $4,002,997 and $1,864,745 was advanced under that note, respectively.

On July 25, 2019, we issued a press release announcing the execution of a Business Combination Agreement (the “Agreement”) among the Company, Stratos Management Systems, Inc., a Delaware corporation (“Computex”), Tango Merger Sub Corp., a Delaware corporation and Stratos Management Systems Holdings, LLC, a Delaware limited liability company, pursuant to which the Company agreed to acquire Computex in a transaction (the “Transaction”) that will result in Computex becoming a wholly owned subsidiary of the Company. Computex is an industry-leading IT service provider of choice focused on helping customers transform their businesses through technology. Computex offers a comprehensive portfolio of managed IT services to a wide range of clients including Unified Communications-as-a-Service (“UCaaS”), directory and messaging services, enterprise networking, cybersecurity, collaboration, data center, integration, storage, backup, virtualization, and converged infrastructure. On December 20, 2019, we entered into Amendment No. 1 to the Agreement (the “Amendment”). The Amendment amends the Agreement to, among other things, (i) reduce the aggregate merger consideration payable from $65 million to $60 million, (ii) change the allocation of the merger consideration so that it is payable as follows: (a) an amount in cash equal to two-thirds of the cash raised by Pensare in the PIPE transaction less $5 million, subject to a cap of $20 million, (b) $5 million of any securities, other than shares of Pensare’s common stock, sold in the PIPE transaction (the “PIPE Securities”), and (c) the balance of the merger consideration in shares of the Company’s common stock, (iii) provide for the optional redemption of some or all of the PIPE Securities following the closing of the merger, to the extent that Pensare raises additional funds in private placements following the of the merger, (iv) adjust a condition to the closing of the merger to require that Pensare shall have at least an aggregate of $35 million of cash held either in or outside of the Trust Account at the effective time of the merger (reduced from $150 million); and (v) adjust the date by which the closing of the merger must occur from December 31, 2019 to April 1, 2020.

On November 26, 2019, at the Special Meeting of the Company’s Stockholders (the “Special Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional four months, from December 1, 2019 to April 1, 2020. The affirmative vote of at least a majority of the outstanding shares of Common Stock was required to approve the Charter Amendment. The Charter Amendment was approved with 7,731,372 votes cast in favor of the proposal, one vote cast against the proposal and no abstentions. The purpose of the Extension is to allow the Company more time to complete a Business Combination. In connection with the Special Meeting and the resulting Charter Amendment, 135,288 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.56 per share.

In connection with the proposed Transaction, the Company filed a preliminary proxy statement with the SEC relating to the Transaction on October 8, 2019. Amendment No. 1 to the preliminary proxy statement was filed with the SEC on December 26, 2019. We will mail a definitive proxy statement and other relevant documents to our stockholders. The Company’s stockholders and other interested persons are advised to read, when available, the preliminary proxy statement, and amendments thereto, and definitive proxy statement in connection with our solicitation of proxies for the special meeting to be held to approve the Transaction because these proxy statements will contain important information about the Company, Computex, and the Transaction. The definitive proxy statement will be mailed to the Company’s stockholders as of a record date to be established for voting on the Transaction. Stockholders will also be able to obtain copies of the proxy statement, without charge, once available, at the SEC’s Internet site at http://www.sec.gov or by directing a request to: Pensare Acquisition Corp., 1720 Peachtree Street, Suite 629, Atlanta,

GA 30309, or by calling (404) 234-3098.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to December 31, 2019 were organizational activities, those necessary to consummate the Initial Public Offering, described below, those necessary to identify a target company for a Business Combination and activities necessary in preparation for the consummation of a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities. There have been no significant changes in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering.

For the three and nine months ended December 31, 2019, we had net loss of ($654,223) and ($2,946,756), respectively, which consists of operating costs of $663,593 and $4,091,630 respectively, income taxes of $0 and $(216,000), respectively, and interest income on marketable securities held in the Trust Account of $9,370 and $1,360,874, respectively.

For the three and nine months ended December 31, 2018, we had net income of $835,901 and $1,768,881, respectively, which consists of operating costs of $849,248 and $2,209,291, respectively, income tax benefit of $207,857 and $192,227, respectively, and interest income on marketable securities held in the Trust Account of $1,477,292 and $3,785,945, respectively.

Liquidity and Capital Resources

As of December 31, 2019, we had cash of $163,211 and cash and marketable securities held in the Trust Account available to pay taxes of $62,119. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of common stock by the Sponsor and certain of our officers and directors and loans from the Sponsor pursuant to the terms of promissory notes.

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

As of December 31, 2019, we had cash and marketable securities held in the Trust Account of $1,864,534 (including interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. A portion of the interest income of $62,119 has been recorded as a current asset and may be available to us to withdraw and pay taxes.

For the nine months ending December 31, 2019, cash used in operating activities amounted to $3,011,564 resulting from net loss of ($2,946,756), interest earned on cash and marketable securities held in the Trust Account of $1,360,874, depreciation of $2,745, deferred taxes — change in valuation of $216,000 and changes in assets and liabilities of $1,077,321.

For the nine months ending December 31, 2018, cash used in operating activities amounted to $1,518,806 resulting from a net income of $1,768,881, interest earned on cash and marketable securities held in Trust Account of $3,785,945 depreciation of $2,745, deferred income taxes- change in valuation allowance of $216,000 and changes and changes in our assets and liabilities of $711,513.

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

We intend to use the funds held outside the Trust Account primarily to complete a Business Combination.

In order to finance transaction costs in connection with an intended Business Combination, the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we will repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but in no event will proceeds from our Trust Account be used to repay such amounts.

We believe we have raised sufficient additional funds, when taken together with funds that may be made available to us by our Sponsor, officers, directors and their affiliates through loans, to meet the expenditures required for operating our business. However, if our estimate of the costs of consummating a Business Combination are less than the actual amounts necessary to do so, we may have insufficient funds available to complete a Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our common stock upon completion of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

For the period from October 1, 2019 through December 31, 2019, the Sponsor advanced the Company $558,059 for working capital purposes. As of December 31, 2019, the Sponsor has advanced the Company $4,314,738 for working capital purposes. These working capital loans are evidenced by promissory notes, which are payable without interest upon consummation of a Business Combination or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants of the Company at a conversion price of $1.00 per warrant. Each warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of common stock, par value $0.001, at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

In addition, two of the Company’s service providers have agreed to defer the payment of fees owed to them until the consummation of the Business Combination, which amounted to approximately $5,901,174 as of December 31, 2019. Such fees are included in accounts payable and accrued expenses in the accompanying balance sheet at December 31, 2019.

On December 31, 2019, the Company signed a promissory note agreeing to repay $558,059 for a loan made by the Sponsor. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the three months (through April 1, 2020) following the date from when the financial statements are issued.

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

On November 26, 2019, at the Special Meeting, the Company’s stockholders approved the Charter Amendment to extend the date by which the Company has to consummate a business combination for an additional four months, from December 1, 2019 to April 1, 2019. In connection with the Special Meeting and the resulting Charter Amendment, 135,288 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.56 per share.

Liquidation

Until we consummate a Business Combination, we will be using the funds not held in the Trust Account for consummating a Business Combination.

We may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs.

If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. Even if we can obtain sufficient financing or raise additional capital, we only have until April 1, 2020 to consummate a Business Combination. There is no assurance that we will be able to do so prior to April 1, 2020.

If we do not complete a Business Combination by April 1, 2020 and our stockholders have not approved an extension to such deadline, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account not previously released to us, divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

Off-Balance Sheet Arrangements; Contractual Obligations

As of December 31, 2019, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt, capital lease obligations, operating lease obligations or purchase obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Proposed Business Combination and Extension

On July 25, 2019, we issued a press release announcing the execution of the Agreement among the Company, Computex, Tango Merger Sub Corp., a Delaware corporation and Stratos Management Systems Holdings, LLC, a Delaware limited liability company, pursuant to which the Company agreed to acquire Computex in a transaction that will result in Computex becoming a wholly owned subsidiary of the Company. Computex is an industry-leading IT service provider of choice focused on helping customers transform their businesses through technology. Computex offers a comprehensive portfolio of managed IT services to a wide range of clients including UCaaS, directory and messaging services, enterprise networking, cybersecurity, collaboration, data center, integration, storage, backup, virtualization, and converged infrastructure. On December 20, 2019, we entered into Amendment No. 1 to the Agreement. The Amendment amends the Agreement to, among other things, (i) reduce the aggregate merger consideration payable from $65 million to $60 million, (ii) change the allocation of the merger consideration so that it is payable as follows: (a) an amount in cash equal to two-thirds of the cash raised by Pensare in the PIPE transaction less $5 million, subject to a cap of $20 million, (b) $5 million of any securities, other than shares of Pensare’s common stock, sold in the PIPE transaction, and (c) the balance of the merger consideration in shares of the company’s common stock, (iii) provide for the optional redemption of some or all of the PIPE Securities following the closing of the merger, to the extent that Pensare raises additional funds in private placements following the of the merger, (iv) adjust a condition to the closing of the merger to require that Pensare shall have at least an aggregate of $35 million of cash held either in or outside of the Trust Account at the effective time of the merger (reduced from $150 million); and (v) adjust the date by which the closing of the merger must occur from December 31, 2019 to April 1, 2020.

Additionally, on July 25, 2019, we announced that we have entered into a non-binding letter of intent to acquire a second company, a leading developer of UCaaS technology and that we have joined AT&T Partner Exchange®, a platform pursuant to which we will be able to bundle and resell certain AT&T branded products and solutions with our own services following the consummation of the Transaction.

The Extension

On November 26, 2019, at the Special Meeting, the Company’s stockholders approved the Charter Amendment to extend the date by which the Company has to consummate a business combination for an additional four months, from December 1, 2019 to April 1, 2020. The affirmative vote of at least a majority of the outstanding shares of Common Stock was required to approve the Charter Amendment. The Charter Amendment was approved with 7,731,372 votes cast in favor of the proposal, one vote cast against the proposal and no abstentions. The purpose of the Extension is to allow the Company more time to complete a Business Combination. In connection with the Special Meeting and the resulting Charter Amendment, 135,288 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.56 per share.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the ten years preceding the date of this Quarterly Report. In December 2019, a lawsuit was filed against us and our officers and directors by an investment bank, seeking payment of costs and expenses allegedly incurred in connection with serving as placement agent in connection with our proposed business combination with U.S. TelePacific Holdings Corp. d/b/a TPx Communications.  We dispute the claims and intend to defend the lawsuit vigorously.

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

2.2

Amendment No. 1 to the Business Combination Agreement, dated as of December 20, 2019, by and among Pensare, Merger Sub, Holdings, and Computex (incorporated by reference to Exhibit 2.2 to the Pensare’s Current Report on Form 8-K (File No. 001-38167) filed with the SEC on December 30, 2019).

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

PENSARE ACQUISITION CORP.

Date: February 10, 2020		/s/ Darrell J. Mays
	Name:	Darrell J. Mays
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ John Foley
	Name:	John Foley
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)