Form 10-K
period 2020-03-31
American Virtual Cloud Technologies, Inc.
filed 2020-06-29
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38167

American Virtual Cloud Technologies, Inc.

Delaware	81-2402421
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1720 Peachtree Street, Suite 629

Atlanta, GA 30309

(404) 234-3098

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.0001 per share

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒.

The aggregate market value of the voting common stock held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on September 30, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $21,486,012 million. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AVCT	The Nasdaq Stock Market LLC
Warrants, each whole Warrant entitling the holder to purchase one share of Common Stock at an exercise price of $11.50	AVCTW	The Nasdaq Stock Market LLC

As of June 29, 2020, 19,635,830 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

i

CERTAIN TERMS

Unless otherwise stated in this annual report on Form 10-K:

●	references to “we,” “us” or “the Company” refer to American Virtual Cloud Technologies, Inc. (f/k/a Pensare Acquisition Corp.);
●	references to “founder shares” refer to the 7,762,500 ordinary shares issued prior to our initial public offering (after giving effect to the stock dividend effected prior to our initial public offering);
●	references to “initial stockholders” refer to the holders of the founder shares;
●	references to “common stock” are to our common stock, par value $0.0001 per share;
●	references to our “public shares,” “public warrants” and “rights” refer to common stock, warrants and rights which were sold as part of the units in our initial public offering and references to “public stockholders” and “public warrantholders” refer to the holders of our public shares and public warrants, including our sponsor and management team to the extent they purchase public shares or public warrants, provided that their status as “public stockholders” and “public warrantholders” shall exist only with respect to such public shares or public warrants;
●	references to “private warrants” refer to the warrants that we sold privately to our sponsor, MasTec and EBC upon consummation of our initial public offering;
●	references to our “sponsor” refer to Pensare Sponsor Group, LLC;
●	references to “MasTec” refer to MasTec, Inc.; and
●	references to “EBC” refer to EarlyBirdCapital, Inc.
●	references to “Business Combination” refer to the transactions contemplated by the Business Combination Agreement.
●	References to the “Agreement” refer to the Business Combination Agreement dated July 24, 2019, as amended, among the Company, Stratos Management Systems, Inc., a Delaware corporation, Tango Merger Sub Corp., a Delaware corporation and Stratos Management Systems Holdings, LLC, a Delaware limited liability company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements contained in this annual report on Form 10-K constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	the benefits of the Business Combination;

●	our future financial performance following the Business Combination;

●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management;

●	our ability to complete acquisitions of other businesses;

●	expansion plans and opportunities; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

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

ii

PART I

Item 1. Business

Introduction

We were incorporated as a blank check company on April 7, 2016 in Delaware for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses (a “Business Combination”).

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement (the “Private Placement”) to the Sponsor, MasTec, Inc. and EarlyBirdCapital, Inc., generating gross proceeds of $9,500,000.

Following the closing of the Initial Public Offering on August 1, 2017, an amount of $270,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account (the “Trust Account”) and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s income tax obligations

On August 4, 2017, the underwriters exercised their over-allotment option in full resulting in an additional 4,050,000 Units being issued for $40,500,000, less the underwriters’ discount of $1,012,500, netting $39,487,500, which was deposited into the Trust Account. In connection with the underwriters’ exercise of their over-allotment option in full, the Company also consummated the sale of an additional 1,012,500 Private Placement Warrants at $1.00 per Private Placement Warrant, generating total gross proceeds of $1,012,500, less the advance payment on August 1, 2017 of $600,000 towards this transaction (see Note 5), resulting in another $412,500 being deposited into the Trust Account bringing the balance in the Trust Account on August 4, 2017 to $310,500,000.

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

On April 29, 2019, at the Special Meeting in lieu of the 2019 Annual Meeting of the Company’s Stockholders (the “Special Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional three months, from May 1, 2019 to August 1, 2019 (the “Extended Date”). The purpose of the Extension is to allow the Company more time to complete a Business Combination. In connection with the Special Meeting and the resulting Charter Amendment, 3,381,985of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.33 per share.

On July 18, 2019, at the Special Meeting of the Company’s stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination for an additional four months, from August 1, 2019 to December 1, 2019. The affirmative vote of at least a majority of the outstanding shares of Common Stock was required to approve the extension. The charter amendment was approved with 11,297,309 votes cast in favor of the proposal, 886,001 votes cast against the proposal and no abstentions. The purpose of the extension was to allow the Company more time to complete a business combination. In connection with the special meeting and the resulting charter amendment, 5,754,273 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.48 per share.

On July 25, 2019, we issued a press release announcing the execution of the Agreement among the Company, Stratos Management Systems, Inc., a Delaware corporation (“Computex”), Tango Merger Sub Corp., a Delaware corporation (“Merger Sub”) and Stratos Management Systems Holdings, LLC, a Delaware limited liability company (“Holdings”), pursuant to which the Company agreed to acquire Computex in a transaction (the “Transaction”) that would result in Computex becoming a wholly owned subsidiary of the Company. Computex is an industry-leading IT service provider of choice focused on helping customers transform their businesses through technology. Computex offers a comprehensive portfolio of managed IT services to a wide range of clients including Unified Communications-as-a-Service (“UCaaS”), directory and messaging services, enterprise networking, cybersecurity, collaboration, data center, integration, storage, backup, virtualization, and converged infrastructure. On December 20, 2019, we entered into Amendment No. 1 to the Agreement (the “Amendment”). The Amendment amended the Agreement to, among other things, (i) reduce the aggregate merger consideration payable from $65 million to $60 million, (ii) change the allocation of the merger consideration so that would be payable as follows: (a) an amount in cash equal to two-thirds of the cash raised by Pensare in the PIPE transaction less $5 million, subject to a cap of $20 million, (b) $5 million of any securities, other than shares of Pensare’s common stock, sold in the PIPE transaction (the “PIPE Securities”), and (c) the balance of the merger consideration in shares of the Company’s common stock, (iii) provide for the optional redemption of some or all of the PIPE Securities following the closing of the merger, to the extent that Pensare raises additional funds in private placements following the of the merger, (iv) adjust a condition to the closing of the merger to require that Pensare shall have at least an aggregate of $35 million of cash held either in or outside of the Trust Account at the effective time of the merger (reduced from $150 million); and (v) adjust the date by which the closing of the merger must occur from December 31, 2019 to April 1, 2020.

On November 26, 2019, at the Special Meeting of the Company’s stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination for an additional four months, from December 1, 2019 to April 1, 2020. The affirmative vote of at least a majority of the outstanding shares of common stock was required to approve the charter amendment. The charter amendment was approved with 7,731,372 votes cast in favor of the proposal, one vote cast against the proposal and no abstentions. The purpose of the extension was to allow the Company more time to complete a business combination. In connection with the special meeting and the resulting charter amendment, 135,288 of the shares of the Company’s common stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.56 per share.

In connection with the proposed Transaction, the Company filed a definitive proxy statement with the Securities Exchange Commission (“SEC”) relating to the Transaction on February 13, 2020. The definitive proxy statement was mailed to the Company’s stockholders as of a record date established for voting on the Transaction.

On February 27, 2020, the Company held a special meeting of stockholders in connection with the proposed business combination of the Company and Computex. At the special meeting, the Company’s stockholders approved the Business Combination Proposal, the Certificate Proposal and the Incentive Plan Proposal, in each case as defined and described in greater detail in the definitive proxy statement. Approval of the Business Combination Proposal required the affirmative vote of a majority of the outstanding shares of the Company’s common stock present and entitled to vote at the Special Meeting. Approval of the Certificate Proposal required the affirmative vote of a majority of the outstanding shares of the Company’s common stock entitled to vote at the Special Meeting. Approval of the Incentive Plan Proposal required the affirmative vote of the holders of a majority of the shares of the Company’s common stock that were voted thereon at the Special Meeting. Each of the proposals were approved with 6,030,888 votes cast in favor of the proposals, two votes cast against the proposals and no abstentions. 91,637 shares of the Company’s common stock were redeemed in connection with the special meeting.

On April 3, 2020, the Company, Merger Sub, Holdings, and Computex entered into Amendment No. 2, which provided for, among other things: (i) changing the aggregate merger consideration payable to $65 million (subject to adjustment based on Computex’s working capital and net debt at closing), consisting of $20 million of units of the Company, shares of Pensare’s common stock, and the assumption of Computex’s indebtedness; (ii) extending the date by which the combined company must file a resale registration statement from five days to fifteen business days following the closing of the Transaction; (iii) the right of Holdings to nominate one, two or three members of the board of directors of the combined company, provided that Holdings owns at least 10%, 30% or 50%, respectively, of the stock consideration and converted shares, collectively, issuable to Holdings in connection with the closing of the Transaction; (iv) adjusting certain terms and definitions relating to the consideration issued in the Transaction to, among other things, provide for the Units to be issued by the Company in the private placement; (v) the removal of the previously contemplated Lock-Up Agreement by and among the Company, Holdings and Navigation Capital Partners II, L.P.; and (vi) the acknowledgement by the Company and Merger Sub that certain actions taken by Computex prior to the effective time of the Transaction related to the Coronavirus Disease 2019 shall not constitute a Company Material Adverse Effect under the Agreement.

Also on April 3, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) pursuant to which certain investors (each an “Investor”) agreed to purchase, and the Company agreed to sell to the Investors, in a private placement (the “Private Placement”), units of securities of the Company (“Units”), each Unit consisting of (i) $1,000 in principal amount of the Company’s Series A convertible debentures (the “Debentures”) and (ii) a warrant to purchase 100 shares of the Company’s common stock at an exercise price of $0.01 per whole share. The initial closing of the sale of Units pursuant to the Securities Purchase Agreement was contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Transaction, and occurred on April 7, 2020.

On April 7, 2020, we consummated the transaction pursuant to the Agreement pursuant to which Computex merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of the Company.

In connection with the Closing, the Company changed its name from “Pensare Acquisition Corp.” to “American Virtual Cloud Technologies, Inc.” and Merger Sub changed its name from “Tango Merger Sub Corp.” to “Stratos Management Systems, Inc.” As a result of the consummation of the Merger, the Company ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, as of the Closing Date.

Employees

As of March 31, 2020, we had three executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Subsequent to the closing of the Business Combination, the Company has seven full-time employees including three executive officers.

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

American Virtual Cloud Technologies, Inc.

1720 Peachtree Street

Suite 629

Atlanta, GA 30309

Tel: (404) 234-3098

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

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Current Report on Form 10-K, before making a decision to invest in our common stock. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

General economic weakness may harm the Company’s operating results and financial condition.

The Company’s results of operations are largely dependent upon the state of the economy. Global economic weakness and uncertainty may result in decreased sales, gross margin, earnings and/or growth rates from its U.S. based customers and from customers outside the U.S. In addition, material changes in trade agreements between the U.S. and other countries may, for example, negatively affect the Company’s ability to purchase product, and import or export product, increasing product pricing and negatively impacting availability of product. Adverse economic conditions may decrease the Company’s customers’ demand for its products and services or impair the ability of its customers to pay for products and services they have purchased. As a result, the Company’s sales could decrease, and reserves for its credit losses and write-offs of receivables may increase.

The Company’s business could be adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the COVID-19 outbreak as a “pandemic.” The COVID-19 outbreak has severely restricted the level of economic activity within the United States and around the world.

In response to the COVID-19 outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. These actions may continue to expand in scope, type and impact. These measures, while intended to protect human life, are expected to have significant adverse impacts on domestic and foreign economies of uncertain severity and duration. It is likely that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, which may result in a global recession. The effectiveness of economic stabilization efforts being taken to mitigate the effects of the COVID-19 outbreak is currently uncertain.

A public health pandemic, including COVID-19, poses the risk that the Company or its affiliates, employees, suppliers, customers and others may be prevented from conducting business activities for an indefinite period of time, including as a result of shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Such actions may prevent the Company from accessing the facilities of its customers to deliver products and provide services. In addition, the Company’s customers may choose to delay or abandon projects on which it provides products and/or services as a result of such actions. Further, the Company has experienced, and may continue to experience, disruptions or delays in its supply chain as a result of such actions. The Company can give no assurance that its businesses will be classified as essential in each of the jurisdictions in which it operates.

The COVID-19 outbreak has impacted, and may continue to impact, the Company’s facilities, as well as those of its third-party vendors and customers, including through the effects of facility closures, reductions in operating hours and other social distancing efforts. In addition, the Company has modified its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and the Company may take further actions as may be required by government authorities or that the Company determines are in the best interests of its employees, customers, partners, and suppliers.

The Company’s liquidity could be negatively impacted if these conditions continue for a significant period of time and we may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels and meet our financial obligations. Our ability to obtain any required financing is not guaranteed and largely dependent upon evolving market conditions and other factors. Depending on the continued impact of the COVID-19 outbreak, further actions may be required to improve the Company’s cash position and capital structure. The Company cannot assure you that it would be able to take any of these actions on terms that are favorable to the Company or at all, that these actions would be successful and permit the Company to meet its scheduled debt service obligations or satisfy its capital requirements, or that these actions would be permitted under the terms of its existing or future debt agreements, including the Company’s Comerica Credit Agreement assumed by American Virtual as of April 7, 2020 (the “Credit Agreement”).

The Company may also experience impacts from market downturns and changes in demand for the Company’s products and services related to pandemic fears and impacts on its workforce as a result of COVID-19. If the COVID-19 outbreak becomes more pronounced in the Company’s markets, or if another significant natural disaster or pandemic were to occur in the future, the Company’s operations in areas impacted by such events could experience further adverse financial impacts due to market changes and other resulting events and circumstances. The extent to which the COVID-19 outbreak impacts the Company’s results of operations, financial condition and cash flows will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19 and the actions to contain COVID-19 or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Although it is difficult to predict the effect and ultimate impact of the COVID-19 outbreak on the Company’s business, it is likely that the impact of COVID-19 will adversely affect the Company’s results of operations, financial conditions and cash flows in fiscal year 2020.

Even after the COVID-19 outbreak has subsided, the Company may continue to experience significant impacts to its business as a result of the global economic impact of the COVID-19 outbreak, including any economic downturn or recession or other long-term effects that have occurred or may occur in the future.

If the Company loses one or more of its large volume customers, its earnings may be materially affected.

Many of the contracts for the provision of products and services from the Company to its customers are generally non-exclusive agreements without volume purchase commitments and are terminable by either party upon 30 days’ notice. The loss of one or more of its largest customers, the failure of such customers to pay amounts due to it, or a material reduction in the amount of purchases made by such customers could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Changes in the IT industry, customers’ usage or procurement of IT, and/or rapid changes in product standards may result in reduced demand for the IT hardware and software solutions and services the Company sells.

The Company’s results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of, IT hardware, software, peripherals and services, and industry introductions of new products, upgrades, methods of distribution, and the nature of how IT is consumed and procured. The IT industry is characterized by rapid technological change and the frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. In addition, the proliferation of cloud technology, infrastructure as a service (IaaS), software as a service (SaaS), platform as a service (PaaS), software defined networking, or other emerging technologies may reduce the demand for products and services the Company sells to its customers. Cloud offerings may influence the Company’s customers to move workloads to cloud providers, which may reduce the procurement of products and services from the Company. Changes in the IT industry may also affect the demand for the Company’s advanced professional and managed services. The Company has invested a significant amount of capital in personnel, and this strategy may adversely impact its financial position due to competition or changes in the industry or improper focus or selection of the products and services the Company decides to offer. If the Company fails to react in a timely manner to such changes, its results of operations may be adversely affected. The Company’s sales can be dependent on demand for specific product categories, and any change in demand for or supply of such products could have a material adverse effect on its results of operations.

A substantial or an extended decline in oil and gas prices could result in lower expenditures by the Company’s customers in the oil and gas industry, which could have a material adverse impact on its financial condition, results of operations and cash flows.

Demand for the Company’s products and services depends on expenditures by its customers involved in the oil and natural gas industry. These expenditures are generally dependent on the Company’s customers’ views of future oil and natural gas prices and are sensitive to its customers’ views of future economic growth and the resulting impact on demand for oil and natural gas. Declines, as well as anticipated declines, in oil and gas prices could result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to the Company. These effects could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for the Company’s products and services as well as and downward pressure on the prices it charges. Sustained market uncertainty can also result in lower demand and pricing for the Company’s products and services within such industry. A significant downturn or sustained market uncertainty could result in a reduction in demand for the Company’s services and could adversely affect its financial condition, results of operations and cash flows.

The Company may fail to innovate or create new solutions which align with changing market and customer demand.

As a provider of a comprehensive set of solutions, which involves the offering of bundled solutions consisting of direct IT sales, advanced professional and managed services, the Company expects to encounter some of the challenges, risks, difficulties, and uncertainties frequently encountered by companies providing bundled solutions in rapidly evolving markets. Some of these challenges include the Company’s ability to increase the total number of users of its services or adapt to meet changes in its markets and competitive developments. The Company’s personnel must continually stay current with vendor and marketplace technology advancements, create solutions which may integrate evolving vendor products and services as well as services and solutions the Company provides, to meet changing marketplace and customer demand. Further, the Company may provide customized solutions and services that are solely reliant on its own marketing, design and fulfillment services, and the Company may lack the skills or personnel to execute. The Company’s failure to innovate and provide value to its customers may erode its competitive position and market share and may lead to a decrease in revenue and financial performance.

In all of the Company’s markets, some of its competitors have greater financial, technical, marketing, and other resources than the Company does. In addition, some of these competitors may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Many current and potential competitors engage in more extensive promotional marketing and advertising activities, offer more attractive terms to customers, and adopt more aggressive pricing and credit policies than the Company does. The Company may not be successful in achieving revenue growth which may have a material adverse effect on its future operating results as a whole.

The Company’s business depends on its vendor partner relationships and the availability of their products.

The Company’s solutions portfolio includes products from OEMs, software publishers and cloud providers. The Company is authorized by these vendor partners to sell all or some of their products via direct marketing activities. Its authorization with each vendor partner is subject to specific terms and conditions regarding such things as sales channel restrictions, product return privileges, price protection policies, purchase discounts and vendor partner programs and funding, including purchase rebates, sales volume rebates, purchasing incentives and cooperative advertising reimbursements. However, the Company does not have any long-term contracts with its vendor partners and many of these arrangements are terminable upon notice by either party. A reduction in vendor partner programs or funding or the Company’s failure to timely react to changes in vendor partner programs or funding could have an adverse effect on the Company’s business, results of operations or cash flows. In addition, a reduction in the amount or a change in the terms of credit granted to the Company by its vendor partners could increase the Company’s need for, and the cost of, working capital and could have an adverse effect on the Company’s business, results of operations or cash flows, particularly given the Company’s substantial indebtedness.

From time to time, vendor partners may terminate or limit the Company’s right to sell some or all of their products or change the terms and conditions or reduce or discontinue the incentives that they offer the Company. For example, there is no assurance that, as the Company’s vendor partners continue to sell directly to end users and through resellers, they will not limit or curtail the availability of their products to solutions providers like the Company. Any such termination or limitation or the implementation of such changes could have a negative impact on the Company’s business, results of operations or cash flows.

The Company purchases the products included in its solutions portfolio both directly from its vendor partners and from wholesale distributors. Although the Company purchases from a diverse vendor base, in the year ended December 31, 2019, products it purchased from wholesale distributors Ingram Micro and Techdata, both represented more than 5% of total purchases. In addition, sales of products manufactured by Cisco, Dell, and Nutanix whether purchased directly from these vendor partners or from a wholesale distributor, represented in the aggregate nearly 30% of the Company’s fiscal year 2019 consolidated net sales. The loss of, or change in business relationship with, any of these or any other key vendor partners, or the diminished availability of their products, including due to backlogs for their products, could reduce the supply and increase the cost of products the Company sells and negatively impact its competitive position.

Additionally, the relocation of key distributors utilized in the Company’s purchasing model could increase its need for, and the cost of, working capital and have an adverse effect on its business, results of operations or cash flows. Further, the sale, spin-off or combination of any of the Company’s vendor partners and/or certain of their business units, including any such sale to or combination with a vendor with whom the Company does not currently have a commercial relationship or whose products the Company does not sell, could have an adverse impact on the Company’s business, results of operations or cash flows.

Breaches of data security and the failure to protect the Company’s information technology systems from cybersecurity threats could adversely impact its business.

The Company’s business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of its employees, customers and others. In addition, the Company operates data centers for its customers that host their technology infrastructure and may store and transmit both business-critical data and confidential information. In connection with the Company’s services business, some of its employees also have access to its customers’ confidential data and other information. The Company has privacy and data security policies in place that are designed to prevent security breaches; however, as newer technologies evolve, and the portfolio of the service providers with which the Company shares confidential information with grows, the Company could be exposed to increased risk of breaches in security and other illegal or fraudulent acts, including cyberattacks. The evolving nature of such threats, in light of new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering and forgery, are making it increasingly challenging to anticipate and adequately mitigate these risks.

The Company may not be able to hire and/or retain personnel that it needs.

To increase market awareness and sales of the Company’s offerings, the Company may need to expand its marketing efforts and sales operations in the future. The Company’s products and services require a sophisticated sales effort and significant technical engineering talent. For example, its sales and engineering candidates must have highly technical hardware and software knowledge to create a customized solution for its customers’ business processes. Competition for qualified sales, marketing and engineering personnel fluctuates depending on market conditions, and the Company may not be able to hire or retain sufficient personnel to maintain and grow its business. Frequently, the Company’s competitors require their employees to agree to non-compete and non-solicitation agreements as part of their employment. This makes it more difficult for the Company to hire and increases the Company’s costs by reviewing and managing non-compete restrictions. Additionally, in some cases the Company’s relationship with a customer may be impacted by turnover in its sales or engineering team. For example, in the first quarter of fiscal year 2019, several sales representatives and managers voluntarily resigned their employment with the Company. These sales representatives and managers were the relationship managers to a number of the Company’s customers. The loss of these customers adversely affected the net sales of the Company for fiscal year 2019 and could have the same effect on subsequent periods if such lost sales are not offset by the Company’s new sales representatives and newly acquired customers.

The Company faces substantial competition from other companies.

In its technology segment, the Company competes in all areas of its business against local, regional, national, and international firms, including other direct marketers; national and regional resellers; online marketplace competitors; and regional and national service providers. In addition, the Company faces competition from vendors, which may choose to market their products directly to end-users, rather than through channel partners such as the Company, and this could adversely affect the Company’s future sales. Many competitors compete based principally on price and may have lower costs or accept lower selling prices than the Company does and, therefore, the Company’s gross margins may not be maintainable. Online market place competitors are continually improving their pricing and offerings to customers as well as ease of use of their online marketplaces. The Company’s competitors may offer better or different products and services than the Company offers. In addition, the Company does not have guaranteed purchasing volume commitments from its customers and, therefore, its sales volume may be volatile.

The Company may not have designed or maintained its IT systems to support its business.

The Company depends heavily upon the accuracy and reliability of its information, telecommunication, cybersecurity and other systems including the operation of redundant systems if there are failures in its primary systems, which are used for customer management, sales, distribution, marketing, purchasing, inventory management, order processing and fulfillment, customer service and general accounting functions. The Company must continually maintain, secure and improve its systems. The protections the Company has in place address a variety of threats to its information technology systems, both internal and external, including human error. Inadequate security practices or design of the Company’s IT systems, or IT systems from third-parties which it utilizes, or third-party service providers’ failure to provide adequate services could result in the disclosure of sensitive or confidential information or personal information or cause other business interruptions that could damage the Company’s reputation and disrupt its business. Inadequate design or interruption of the Company’s information systems, Internet availability, telecommunications systems or power failures could have a material adverse effect on its business, its reputation, financial condition, cash flows, or results of operations.

The Company’s managed services business requires it to monitor its customers’ devices on their networks across varying levels of service. If the Company has not designed its IT systems to provide this service accurately or if there is a security breach in its IT system or the customers’ systems, the Company may be liable for claims.

The Company relies on the competency of its internal IT personnel. The Company’s failure to hire, develop, retain, and supervise competent IT personnel to secure its data, design redundant systems, or design and maintain its technology systems including its data and voice networks, and applications, could significantly interrupt its business causing a negative impact on its results.

The Company may not adequately protect itself through its contracts, or its insurance policies may not be adequate to address potential losses or claims.

The Company’s contracts may not protect it against the risks inherent in its business including, but not limited to, warranties, limitations of liability, indemnification obligations, human resources and subcontractor-related claims, patent and product liability, regulatory and compliance obligations, and data security and privacy. Also, the Company faces pressure from its customers for competitive pricing and contract terms. The Company also is subject to audits by various vendor partners and customers relating to purchases and sales under various contracts. In addition, the Company is subject to indemnification claims under various contracts.

The Company depends on having creditworthy customers to avoid an adverse impact on its operating results and financial condition.

If the credit quality of the Company’s customer base materially decreases, or if the Company experiences a material increase in its credit losses, the Company may find it difficult to continue to obtain the required capital for its business, and its operating results and financial condition may be harmed. In addition to the impact on the Company’s ability to attract capital, a material increase in its delinquency and default experience would itself have a material adverse effect on its business, operating results, and financial condition.

The Company’s ability to successfully attract and retain qualified sales personnel is important to its success.

The Company’s success depends on its ability to attract, motivate, and retain a sufficient number of qualified sales representatives, who understand and appreciate the Company’s strategy and culture and are able to adequately represent the Company to its customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas. If the Company is unable to hire and retain personnel capable of consistently providing a high level of customer service its sales could be materially adversely affected. Additionally, any material increases in existing employee turnover rates or increases in labor costs could have a material adverse effect on the Company’s business, financial condition or operating results.

The Company may be liable for misuse of its customers’ or employees’ information.

Third-parties, such as hackers, could circumvent or sabotage the security practices and products used in the Company’s product and service offerings, and/or the security practices or products used in the Company’s internal IT systems, which could result in disclosure of sensitive or personal information, unauthorized procurement, or other business interruptions that could damage the Company’s reputation and disrupt its business. Attacks may range from random attempts to coordinated and targeted attacks, including sophisticated computer crime and advanced persistent threats.

If third-parties or the Company’s employees are able to maliciously penetrate its network security or otherwise misappropriate its customers’ information or employees’ personal information, or other information for which its customers may be responsible and for which the Company agrees to be responsible in connection with service contracts into which it may enter, or if the Company gives third-parties or its employees improper access to certain information, the Company could be subject to liability. This liability could include claims for unauthorized access to devices on its network; unauthorized access to its customers’ networks, applications, data, devices, or software; and identity theft or other similar fraud-related claims. This liability could also include claims for other misuses of or inappropriate access to personal information. Other liability could include claims alleging misrepresentation of the Company’s privacy and data security practices. Any such liability for misappropriation of this information could decrease the Company’s profitability. In addition, federal and state agencies have been investigating various companies regarding whether they misused or inadequately secured information. The Company could incur additional expenses when new laws or regulations regarding the use of information are enacted, or if governmental agencies require the Company to substantially modify its privacy or security practices. The Company could fail to comply with applicable data privacy laws, the violation of which may result in audits, fines, penalties, litigation, or administrative enforcement actions with associated costs.

Advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments may result in a compromise or breach of the security practices the Company uses to protect sensitive customer transaction information and employee information. A party who is able to circumvent the Company’s security measures could misappropriate proprietary information or cause interruptions in the Company’s operations. Further, third-parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords, or other information or otherwise compromise the security of the Company’s internal networks and/or its customers’ information. Since techniques used to obtain unauthorized access change frequently and the size and severity of security breaches are increasing, the Company may be unable to implement adequate preventative measures or timely identify or stop security breaches while they are occurring.

The Company may be required to expend significant capital and other resources to protect against security breaches or to remediate the subsequent risks and issues caused by such breaches. The Company’s security measures are designed to protect against security breaches, but its failure to prevent such security breaches could cause it to incur significant expense to investigate and respond to a security breach and correct any problems caused by any breach, subject it to liability, damage its reputation, and diminish the value of its brand. There can be no assurance that the limitations of liability in Company contracts would be enforceable or adequate or would otherwise protect the Company from any such liabilities or damages with respect to any particular claim. The Company also cannot be sure that its existing insurance coverage for errors and omissions or security breaches will continue to be available on acceptable terms or in sufficient amounts to cover one or more large claims, or that its insurers will not deny coverage as to any future claim. The successful assertion of one or more large claims against the Company that exceeds its available insurance coverage, or changes in its insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have an adverse effect on the Company’s business, financial condition, and results of operations.

Failure to comply with new laws or changes to existing laws may adversely impact the Company’s business.

The Company’s operations are subject to numerous U.S. laws and regulations in a number of areas including, but not limited to, areas of labor and employment, immigration, advertising, e-commerce, tax, import and export requirements, data privacy requirements, anti-competition, and environmental, health, and safety. Compliance with these laws, regulations, and similar requirements may be onerous and expensive, and they may be inconsistent from jurisdiction to jurisdiction, further increasing the cost of compliance and doing business, and the risk of noncompliance. The Company has implemented policies and procedures designed to help comply with applicable laws and regulations, but there can be no certainty that employees, contractors, or agents will fully comply with laws and regulations or the Company’s policies and procedures.

Loss of services by any of the Company’s executive officers or senior management and/or failure to successfully implement a succession plan could adversely affect the Company’s business.

The loss of the services by the Company’s executive officers or senior management and/or failure to successfully implement a succession plan could disrupt management of the Company’s business and impair the execution of its business strategies. The Company believes that its success depends in part upon its ability to retain the services of its executive officers and senior management and successfully implement a succession plan. The Company’s executive officers are at the forefront in determining its strategic direction and focus. The loss of its executive officers’ and senior management’s services without replacement by qualified successors could adversely affect the Company’s ability to manage effectively its overall operations and successfully execute current or future business strategies, and could cause other instability within the Company’s workforce.

The Company relies on its primary credit facility for working capital and its accounts payable processing.

The loss of the Company’s primary credit facility with Comerica Bank pursuant to the Credit Agreement could have a material adverse effect on its future results as it relies on this facility and its components for daily working capital and the operational function of its accounts payable process. The Credit Agreement contains various covenants that must be met each quarter and either party may terminate the agreement for any reason with a 90-days’ notice. There can be no assurance that the Company will continue to meet those covenants and failure to do so may limit availability of, or cause the Company to lose, such financing. There can be no assurance that such financing will continue to be available to the Company in the future on acceptable terms.

Changes in accounting standards, or the misapplication of current accounting standards, may adversely affect the Company’s future financial results.

The Company prepares its financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board (“PCAOB”), the SEC, the American Institute of Certified Public Accountants (“AICPA”) and various other bodies formed to interpret and create appropriate accounting policies. Future periodic assessments required by current or new accounting standards may result in noncash charges and/or changes in presentation or disclosure. In addition, any change in accounting standards may influence the Company’s customers’ decision to purchase from the Company or finance transactions with the Company, which could have a significant adverse effect on the Company’s financial position or results of operations.

The Company is required to determine if it is the principal or agent in all transactions with its customers. The voluminous number of products and services the Company sells, and the manner in which they are bundled, are technologically complex. Mischaracterization of these products and services could result in misapplication of revenue recognition polices. The Company uses estimates where necessary, such as the fair value of assets acquired, and liabilities assumed in a business combination, the analysis for goodwill impairment, allowance for doubtful accounts and the cost to perform professional and managed services, which require judgment and are based on best available information. If the Company is unable to accurately estimate the cost of these services or the time-line for completion of contracts, the profitability of its contracts may be materially and adversely affected.

A natural disaster or other adverse occurrence at one of the Company’s facilities could damage its business.

The Company has one warehouse and distribution facility in the U.S. If the warehouse and distribution equipment at its distribution center were to be seriously damaged by a natural disaster or other adverse occurrence, the Company could utilize another distribution center or third-party distributors to ship products to its customers. However, this may not be sufficient to avoid interruptions in the Company’s service and may not enable the Company to meet all of the needs of its customers and would cause the Company to incur incremental operating costs. In addition, the Company operates two customer facing data centers which contain its Securities Operations Center, Network Operations Center, and numerous sales offices which may contain both business-critical data and confidential information of the Company’s customers. A natural disaster or other adverse occurrence at any of the customer data centers or at any of the Company’s major sales offices could negatively impact its business, results of operations or cash flows.

The Company could be exposed to additional risks if it continues to make strategic investments or acquisitions or enter into alliances.

The Company may continue to pursue transactions, including strategic investments, acquisitions or alliances, in an effort to extend or complement its existing business. These types of transactions involve numerous business risks, including finding suitable transaction partners and negotiating terms that are acceptable to the Company, the diversion of management’s attention from other business concerns, extending the Company’s product or service offerings into areas in which the Company has limited experience, entering into new geographic markets, the potential loss of key coworkers or business relationships and successfully integrating acquired businesses. There can be no assurance that the intended benefits of the Company’s investments, acquisitions and alliances will be realized, or that those benefits will offset these numerous risks or other unforeseen factors, any of which could adversely affect the Company’s business, results of operations or cash flows.

In addition, the Company’s financial results could be adversely affected by financial adjustments required by U.S. GAAP in connection with these types of transactions where significant goodwill or intangible assets are recorded. To the extent the value of goodwill or identifiable intangible assets with indefinite lives becomes impaired, the Company may be required to incur material charges relating to the impairment of those assets.

The Company may be required to take impairment charges for goodwill or other intangible assets related to acquisitions.

The Company has acquired certain portions of its business and assets through acquisitions. Further, as part of its long-term business strategy, the Company may continue to pursue acquisitions of other companies or assets. In connection with prior acquisitions, the Company has accounted for the portion of the purchase price paid in excess of the book value of the assets acquired as goodwill or intangible assets, and it may be required to account for similar premiums paid on future acquisitions in the same manner.

Under the applicable accounting principles, goodwill is not amortized and is carried on the Company’s books at its original value, subject to annual review and evaluation for impairment, whereas intangible assets are amortized over the life of the asset. Changes in the business itself, the economic environment (including business valuation levels and trends), or the legislative or regulatory environment may trigger a review and evaluation of the Company’s goodwill and intangible assets for potential impairment outside of the normal review periods. These changes may adversely affect either the fair value of the business or the Company’s individual reporting units and the Company may be required to take an impairment charge.

If market and economic conditions deteriorate, this could increase the likelihood that the Company will need to record impairment charges to the extent the carrying value of its goodwill exceeds the fair value of its overall business. Such impairment charges could materially adversely affect the Company’s net earnings during the period in which the charge is taken. As of December 31, 2019, the Company had goodwill and other intangible assets of $21.2 million and $2.4 million, respectively.

The Company faces risks of claims from third-parties for intellectual property infringement, including counterfeit products, that could harm its business.

The Company may be subject to claims that products that it resells infringe on the intellectual property rights of third-parties and/or are counterfeit products. The vendor of certain products or services the Company resells may not provide the Company with indemnification for infringement or indemnification; however, the Company’s customers may seek indemnification from the Company. The Company could incur substantial costs in defending infringement claims against itself and its customers. In the event of such claims, the Company and its customers may be required to obtain one or more licenses from third-parties. The Company may not be able to obtain such licenses from third-parties at a reasonable cost or at all. Defense of any lawsuit or failure to obtain any such required license could significantly increase the Company’s expenses and/or adversely affect its ability to offer one or more of its services.

Risks Related to Our Indebtedness

The Company has a substantial amount of indebtedness, which could have important consequences to its business.

The Company has a substantial amount of indebtedness. As of March 31, 2020, the Company had $16.4 million of total debt outstanding, as defined by U.S. GAAP, and $0.2 million of obligations outstanding under equipment financing agreements, and the ability to borrow an additional $10.9 million under the Credit Agreement, subject to a borrowing base and a liquidity condition. The Company’s substantial indebtedness could have important consequences, including the following:

●	making it more difficult for the Company to satisfy its obligations with respect to its indebtedness;
●	requiring the Company to dedicate a substantial portion of its cash flow from operations to debt service payments on its and its subsidiaries’ debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;
●	requiring the Company to comply with restrictive covenants in the Credit Agreement, which limit the manner in which it conducts its business;
●	making it more difficult for the Company to obtain vendor financing from its vendor partners, including original equipment manufacturers and software publishers;
●	limiting the Company’s flexibility in planning for, or reacting to, changes in the industry in which it operates;
●	placing the Company at a competitive disadvantage compared to any of its less-leveraged competitors;
●	increasing the Company’s vulnerability to both general and industry-specific adverse economic conditions; and
●	limiting the Company’s ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing its cost of borrowing.

Restrictive covenants under the Credit Agreement may adversely affect its operations and liquidity.

The Credit Agreement contains and any future indebtedness of the Company may contain, various covenants that limit its ability to, among other things:

●	incur or guarantee additional debt;
●	pay dividends or make distributions to holders of the Company’s capital stock or to make certain other restricted payments or investments;
●	repurchase or redeem capital stock;
●	make loans, capital expenditures or investments or acquisitions;
●	receive dividends or other payments from its subsidiaries;
●	enter into transactions with affiliates;
●	pledge its assets as collateral;
●	merge or consolidate with other companies or transfer all or substantially all of its assets;
●	transfer or sell assets, including capital stock of subsidiaries; and
●	prepay, repurchase or redeem debt.

As a result of these covenants, the Company is limited in the manner in which it conducts its business and it may be unable to engage in favorable business activities or finance future operations or capital needs. A breach of any of these covenants or any of the other covenants in the Credit Agreement (including without limitation financial covenants) would result in a default under the Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement, the lenders:

●	will not be required to lend any additional amounts to the Company;
●	could elect to declare all borrowings outstanding thereunder, together with accrued and unpaid interest and fees, to be due and payable; or
●	could require the Company to apply all of its available cash to repay these borrowings.

If the Company were unable to repay those amounts, the lender under the Credit Agreement could proceed against the collateral granted to it to secure the Company’s borrowings thereunder. The Company has pledged a significant portion of its assets as collateral under the Credit Agreement. If the lender under the Credit Agreement accelerates the repayment of borrowings, the Company cannot assure you that it will have sufficient assets to repay the Credit Agreement and its other indebtedness or the ability to borrow sufficient funds to refinance such indebtedness. Even if the Company were able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to the Company.

As of March 31, 2020, under the Credit Agreement’s revolving credit facility, the Company is permitted to borrow up to $20.0 million. However, its ability to borrow under the Credit Agreement is limited by a borrowing base and a liquidity condition. The borrowing base at any time equals the sum of up to 85% of eligible accounts receivable plus 50% of eligible inventory. The borrowing base in effect as of March 31, 2020 was $10.4 million and, therefore, did restrict the Company’s ability to borrow under the Credit Agreement as of that date.

The Company will be required to generate sufficient cash to service its indebtedness and, if not successful, the Company may be forced to take other actions to satisfy its obligations under its indebtedness.

The Company’s ability to make scheduled payments on or to refinance its debt obligations depends on its financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control. The Company’s outstanding long-term debt will impose significant cash interest payment obligations on the Company and, accordingly, the Company will have to generate significant cash flow from operating activities to fund its debt service obligations. The Company cannot assure you that it will maintain a level of cash flows from operating activities sufficient to permit it to pay the principal, premium, if any, and interest on its indebtedness.

If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional debt or equity capital, restructure or refinance its indebtedness, or revise or delay its strategic plan. The Company cannot assure you that it would be able to take any of these actions on terms that are favorable to the Company or at all, that these actions would be successful and permit the Company to meet its scheduled debt service obligations or satisfy its capital requirements, or that these actions would be permitted under the terms of its existing or future debt agreements, including the Credit Agreement. In the absence of such operating results and resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. The Credit Agreement restricts the Company’s ability to dispose of assets and use the proceeds from the disposition. The Company may not be able to consummate those dispositions or to obtain the proceeds which it could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

If the Company cannot make scheduled payments on its debt, it will be in default and, as a result:

●	the Company’s debt holders could declare all outstanding principal and interest to be due and payable;
●	the lenders under the Credit Agreement could foreclose against the assets securing the borrowings from them and the lenders under the Credit Agreement could terminate their commitments to lend it money; and
●	the Company could be forced into bankruptcy or liquidation.

Despite the Company’s indebtedness levels, the Company may be able to incur substantially more debt, including secured debt. This could further increase the risks associated with its leverage.

The Company may be able to incur substantial additional indebtedness in the future. The terms of the Credit Agreement do not fully prohibit it from doing so. To the extent that the Company incurs additional indebtedness, the risks associated with its substantial indebtedness described above, including its possible inability to service its debt, will increase. As of March 31, 2020, the Company had $10.9 million available for additional borrowing under the Credit Agreement, subject to a borrowing base and a liquidity condition.

Variable rate indebtedness subjects the Company to interest rate risk, which could cause its debt service obligations to increase significantly.

Certain of the Company’s borrowings, primarily borrowings under the Credit Agreement, are at variable rates of interest and expose the Company to interest rate risk. As of March 31, 2020, the Company had $15.8 million of variable rate debt outstanding. If interest rates increase, the Company’s debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income would decrease.

Risks Related to Our Securities and the Business Combination

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our common stock and warrants are currently listed on Nasdaq. There can be no assurance that we will continue to be able to meet Nasdaq’s listing standards with respect to our securities. If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity with respect to our securities;
●	a determination that our shares of common stock are “penny stock” which will require brokers trading in our shares of common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares of common stock;
●	a limited amount of news and analyst coverage for our company; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

On April 9, 2020, the Company received a letter (the “Determination Letter”) from Nasdaq notifying the Company that it had not complied with the requirements of Nasdaq Listing Rule IM-5101-2, which requires that the Company meet the requirements for initial listing after completion of the Business Combination. The Determination Letter stated that the Company’s common stock does not meet the minimum $4.00 bid price and the $15 million market value of publicly held shares requirements, which are set forth in Nasdaq Listing Rule 5505. On May 27, 2020 Nasdaq granted the Company an extension to September 7, 2020 to demonstrate compliance Nasdaq Listing Rule IM-5101-2.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock and warrants are currently listed on Nasdaq, our common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If the Business Combination’s benefits do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of our securities may decline. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there was not a public market for Computex’s securities. Even if an active market for our securities develops and continues, the trading price of our securities could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
●	changes in the market’s expectations about our operating results;
●	success of competitors;
●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
●	changes in financial estimates and recommendations by securities analysts concerning the Company or the IT industry in general;
●	operating and stock price performance of other companies that investors deem comparable to the Company;
●	our ability to market new and enhanced products on a timely basis;
●	changes in laws and regulations affecting our business;
●	our ability to meet compliance requirements;
●	commencement of, or involvement in, litigation involving the Company;
●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
●	the volume of shares of our common stock available for public sale;
●	any major change in our board of directors or management;
●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, acts of war or terrorism and global health crises, including the coronavirus (COVID-19) pandemic.

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

The JOBS Act permits the Company to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for so long as the Company is an “emerging growth company.”

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, the Company is eligible for and intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as it continues to be an emerging growth company, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of its common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of its common stock in the IPO, which would be December 31, 2022. If the Company continues to expand its business through acquisitions and/or continues to grow revenues organically, we may cease to be an emerging growth company prior to December 31, 2022.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as such company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the same time private companies adopt the new or revised standard. Investors may find our common stock less attractive because the Company will rely on these exemptions, which may result in a less active trading market for our common stock and its stock price may be more volatile.

Our management and their affiliates control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of June 26, 2020, our management and their affiliates beneficially own approximately 86.0% of our issued and outstanding shares of common stock, including an aggregate of 18,787,253 shares underlying warrants and convertible debentures. Accordingly, these individuals would have considerable influence regarding the outcome of any transaction that requires stockholder approval. Furthermore, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered board,” only a minority of our board of directors will be considered for election in any given year and our management and their affiliates, because of their ownership position, will have considerable influence regarding the outcome of such elections.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we are required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of Computex as a privately held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that are applicable to us after the Business Combination. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, the Company may not be able to assess whether its internal control over financial reporting is effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of our common stock. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

In addition, our management and other personnel will need to continue to devote a substantial amount of time to compliance initiative applicable to public companies, including compliance with Section 404 and the evaluation of the effectiveness of our internal control over financial reporting within the prescribed timeframe. In connection with the audit of Computex’s consolidated financial statements for the years ended December 31, 2019 and 2018, certain material weaknesses and significant deficiencies were identified in its internal control over financial reporting. The Company has begun the process of evaluating the adequacy of its accounting personnel staffing level and other matters related to internal control over financial reporting to remediate these deficiencies. The Company may discover additional deficiencies in existing systems and controls that it may not be able to remediate in an efficient or timely manner.

Provisions in our Charter and Bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our Charter and Bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which serves for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

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

Our Charter provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our Charter provides, to the fullest extent permitted by law, that derivative actions brought in our name, actions against directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel; provided that the exclusive forum provision will not apply to (i) suits brought to enforce any liability or duty created by the Exchange Act, (ii) any other claim for which the federal courts have exclusive jurisdiction, (iii) any claim as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (iv) any claim which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (v) any claim for which the Court of Chancery does not have subject matter jurisdiction. Furthermore, our Charter also provides that unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provision with respect to suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Charter.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Sales of a substantial number of shares of our common stock in the public market, or the perception that they might occur, could have an adverse effect on the market price of our common stock.

As of March 31, 2020, we had warrants to purchase an aggregate of 25,531,250 shares of common stock outstanding. In connection with the IPO, we issued unit purchase options to purchase 1,350,000 units which, if exercised, will result in the issuance of up to 1,485,000 shares of common stock and warrants to purchase an additional 675,000 shares of common stock. Additionally, the PIPE Debentures (“PIPE Debentures”) are convertible, in whole or in part, at any time at the option of the holder thereof into that number of shares of common stock calculated by dividing the principal amount being converted, together with all accrued but unpaid interest thereon, by the applicable conversion price, and are subject to mandatory conversion under certain conditions, as described elsewhere in this Current Report on Form 10-K. To the extent such warrants, unit purchase options or PIPE Debentures are exercised or converted, as applicable, additional shares of common stock will be issued, which will result in dilution to our stockholders and increase the number of shares of common stock eligible for resale in the public market. In addition, pursuant to the Incentive Plan, equity incentive awards representing an aggregate of up to 5,794,500 shares of our common stock were available for issuance as of June 26, 2020. Sales of substantial numbers of such shares in the public market or the fact that the warrants, unit purchase options or PIPE Debentures may be exercised or converted, as applicable, could adversely affect the market price of our common stock or on our ability to obtain future financing.

Because we have no current plans to pay cash dividends on our common stock for the foreseeable future, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell your shares of common stock for a price greater than that which you paid for it.

Following the consummation of the Business Combination, the Company has incurred and will continue to incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Following the consummation of the Business Combination, the Company has face increased legal, accounting, administrative and other costs and expenses as a public company that Computex did not incur as a private company. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, the PCAOB and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require the Company to carry out activities Computex has not done previously. In addition, additional expenses associated with SEC reporting requirements have been and will continue to be incurred. In connection with the audit of Computex’s consolidated financial statements for the years ended December 31, 2019 and 2018, certain material weaknesses and significant deficiencies were identified in its internal control over financial reporting. The Company has begun the process of evaluating the adequacy of its accounting personnel staffing level and other matters related to internal control over financial reporting to remediate these deficiencies. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify additional material weaknesses or significant deficiencies in the internal control over financial reporting), the Company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the Company’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with the Company’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the board of directors or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the Company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Our public stockholders at the time of the Business Combination who purchased their units in our initial public offering and who did not exercise their redemption rights may pursue rescission rights and related claims.

Our public stockholders may allege that some aspects of the Business Combination were inconsistent with the disclosure contained in the final prospectus for our initial public offering of units, including the structure of the Business Combination. Consequently, a public stockholder who purchased shares in the initial public offering (excluding the Initial Stockholders) and still held them at the time of the Business Combination and who did not seek to exercise redemption rights might seek rescission of the purchase of the units such holder acquired in the initial public offering. A successful claimant for damages under federal or state law could be awarded an amount to compensate for the decrease in the value of such holder’s shares caused by the alleged violation (including, possibly, punitive damages), together with interest, while retaining the shares. If public stockholders bring successful rescission claims against the Company, our results of operations could be adversely affected and we may be required in connection with the defense of such claims to incur expenses and divert employee attention from other business matters.

Future issuances of any equity securities may dilute the interests of our stockholders and decrease the trading price of our common stock.

Any future issuance of equity securities could dilute the interests of our stockholders and could substantially decrease the trading price of our common stock. We may issue equity or equity-linked securities in the future for a number of reasons, including to finance the Company’s operations and business strategy (including in connection with acquisitions and other transactions), to adjust the Company’s ratio of debt to equity, to satisfy its obligations upon the exercise of then-outstanding options or other equity-linked securities, if any, or for other reasons.

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our principal executive offices at 1720 Peachtree Street, Suite 629, Atlanta, GA 30309, along with several additional offices, all of which are leased. The additional office locations include:

●	Computex Headquarters in Houston, Texas with approximately 18,450 square feet;
●	North Texas/DFW headquarters in Westlake, Texas with approximately 2,575 square feet;
●	Security Operations Center and Network Operations Center in Houston, Texas with approximately 15,000 square feet;
●	Warehouse in Houston, Texas with approximately 5,175 square feet; and
●	Sales and training offices in: (i) Lubbock, Texas; (ii) Odessa, Texas; (iii) St. Petersburg, Florida; and (iv) Minnetonka, Minnesota.

We believe our current facilities meet the needs of our employee base and can accommodate our currently contemplated growth. We believe that we will able to obtain suitable additional facilities on commercially reasonable terms to meet any future needs.

Item 3. Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against any members of our management team in their capacity as such. We are involved in certain legal proceedings and claims, which arise in the ordinary course of business. In our opinion, based on consultations with outside counsel, the results of any of these ordinary course matters, individually and in the aggregate, are not expected to have a material effect on our results of operations, financial condition, or cash flow. As more information becomes available, if we should determine that an unfavorable outcome is probable on a claim and that the amount of probable loss that we will incur on the claim is reasonably estimable, we will record an accrued expense for the claim in question. If and when we record such accrual, it could be material and could adversely impact our results of operations, financial condition, and cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our equity securities trade on the Nasdaq Capital Market. As of March 31, 2020, each of our units consisted of one share of common stock, one right and one-half of one warrant and traded on the Nasdaq Capital Market under the symbol “WRLSU”. The common stock, rights and warrants underlying our units began trading separately on the Nasdaq Capital Market under the symbols “WRLS,” “WRLSR” and “WRLSW,” respectively, on August 8, 2017. Each right entitles the holder to receive one-tenth of one share of common stock and each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in our registration statement. Only whole warrants are exercisable and only whole warrants trade. The warrants will expire on April 7, 2025.

The following table shows, for the periods indicated, the high and low trade prices per share of our units, common stock, rights and warrants as reported by Nasdaq.

	Price Range of Units		Price Range of Common Stock		Price Range of Warrants		Price Range of Rights
	Low	High	Low	High	Low	High	Low	High
2020
Quarter ended March 31	$10.50	$10.85	$4.205	$11.25	$0.05	$0.35	$0.338	$0.601
2019
Quarter ended March 31	$9.74	$10.70	$10.08	$10.28	$0.15	$0.36	$0.20	$0.43
Quarter ended June 30	$10.50	$10.85	$10.26	$10.70	$0.1114	$0.35	$0.109	$0.33
Quarter ended September 30	$10.50	$10.85	$10.26	$10.90	$0.11	$0.35	$0.11	$0.33
Quarter ended December 31	$10.30	$11.28	$9.40	$11.21	$0.11	$0.40	$0.24	$0.39
2018
Quarter ended March 31	$10.30	$11.47	$7.75	$10.17	$0.45	$0.60	$0.42	$0.55
Quarter ended June 30	$10.27	$10.60	$9.68	$9.92	$0.40	$0.68	$0.30	$0.50
Quarter ended September 30	$10.20	$11.00	$9.85	$9.97	$0.52	$0.67	$0.40	$0.53
Quarter ended December 31	$10.40	$10.69	$9.94	$10.14	$0.15	$0.50	$0.18	$0.47

Holders of Record

On June 26, 2020, there were approximately eleven holders of record of our common stock and four holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

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

On April 3, 2020, AVCT and the PIPE Investors (the “PIPE Investors”) entered into the Securities Purchase Agreement, pursuant to which the PIPE Investors agreed to purchase, and we agreed to sell to the PIPE Investors, the PIPE Units (the “PIPE Units”), each PIPE Unit consisting of (i) $1,000 in principal amount of the PIPE Debentures and (ii) one PIPE Warrant (the “PIPE Warrants”) to purchase 100 shares of common stock at an exercise price of $0.01 per whole share. Pursuant to the terms of the Securities Purchase Agreement, we issued to the PIPE Investors approximately 43,169 PIPE Units at the Closing and may issue up to approximately 56,831 additional PIPE Units in the aggregate in one or more subsequent closings through August 5, 2020. Certain of our officers and directors or their affiliates were issued PIPE Units as follows:

●	Holdings received 20,000 PIPE Units as partial consideration for the Business Combination pursuant to the terms of the Business Combination Agreement;
●	The daughter of Mr. Mays purchased 250 PIPE Units pursuant to the Securities Purchase Agreement;
●	Mr. Ellis purchased 250 PIPE Units pursuant to the Securities Purchase Agreement;
●	Nobadeer LP, an entity controlled by Mr. Mock, purchased 500 PIPE Units pursuant to the Securities Purchase Agreement; and
●	The Sponsor received 8,565.61 PIPE Units in exchange for the cancellation of indebtedness previously incurred by the Company to the Sponsor.

At the Closing, we issued to the PIPE Investors the PIPE Debentures having an aggregate principal amount of approximately $43.2 million (including $3.0 million in aggregate principal amount issued as part of PIPE Units sold to MasTec, $20.0 million in aggregate principal amount issued as part of PIPE Units issued to Holdings pursuant to the terms of the Business Combination Agreement and approximately $8.6 million in aggregate principal amount issued to the Sponsor as part of PIPE Units issued in exchange for the cancellation of indebtedness previously incurred by the Company to the Sponsor). The PIPE Debentures bear interest at a rate of 10% per annum, payable quarterly on the last day of each calendar quarter in the form of additional PIPE Debentures, except upon maturity in which case accrued and unpaid interest is payable in cash. The entire principal amount of each PIPE Debenture, together with accrued and unpaid interest thereon, is due and payable on the earlier of (i) such date, commencing on or after October 7, 2022, as the holder thereof, at its sole option, upon not less than 30 days’ prior written notice to the Company, demands payment thereof and (ii) the occurrence of a Change in Control (as defined in the PIPE Debentures).

Each PIPE Debenture is convertible, in whole or in part, at any time at the option of the holder thereof into that number of shares of our common stock calculated by dividing the principal amount being converted, together with all accrued but unpaid interest thereon, by the applicable conversion price, initially $3.45. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and is also subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for, common stock at a price below the then-applicable conversion price (subject to certain exceptions). The PIPE Debentures are subject to mandatory conversion if the closing price of the common stock exceeds $6.00 for any 40 trading days within a consecutive 60 trading day-period, subject to the satisfaction of certain other conditions. The PIPE Debentures are subordinated to all Senior Indebtedness (as defined in the PIPE Debentures), including indebtedness under the Credit Agreement.

At the Closing, we issued to PIPE Investors the PIPE Warrants to purchase an aggregate of up to 4,316,936 shares of our common stock (including PIPE Warrants to purchase up to 2,000,000 shares, 856,561 shares, and 300,000 shares of our common stock issued to Holdings, the Sponsor and MasTec, respectively, as part of the PIPE Units issued to them), at an exercise price of $0.01 per share. The PIPE Warrants are exercisable at any time through the fifth anniversary of the date of issuance. The number of shares issuable upon exercise of each PIPE Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The registration statements for the Company’s initial public offering of securities were declared effective on July 27, 2017. On August 1, 2017, the Company consummated the Initial Public Offering of 27,000,000 units at $10.00 per Unit, generating gross proceeds of $270,000,000.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of private placement warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Sponsor, MasTec, Inc. and EarlyBirdCapital, Inc., generating gross proceeds of $9,500,000.

Following the closing of the Initial Public Offering on August 1, 2017, an amount of $270,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed in a trust account and were invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s income tax obligations.

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

We provided our stockholders with the opportunity to redeem all or a portion of its Initial Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by tender offer.

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

On April 29, 2019, at the Special Meeting in lieu of the 2019 Annual Meeting of the Company’s Stockholders (the “Special Meeting”), the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company has to consummate a business combination (the “Extension”) for an additional three months, from May 1, 2019 to August 1, 2019 (the “Extended Date”). The purpose of the Extension was to allow the Company more time to complete a Business Combination. In connection with the Special Meeting and the resulting Charter Amendment, 3,381,985of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.33 per share.

On July 18, 2019, at the Special Meeting of the Company’s stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination for an additional four months, from August 1, 2019 to December 1, 2020. The affirmative vote of at least a majority of the outstanding shares of Common Stock was required to approve the extension. The charter amendment was approved with 11,297,309 votes cast in favor of the proposal, 886,001 vote cast against the proposal and no abstentions. The purpose of the extension was to allow the Company more time to complete a business combination. In connection with the special meeting and the resulting charter amendment, 5,754,273 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.48 per share.

On July 25, 2019, we issued a press release announcing the execution of a Business Combination Agreement (the “Agreement”) among the Company, Stratos Management Systems, Inc., a Delaware corporation (“Computex”), Tango Merger Sub Corp., a Delaware corporation “Merger Sub”) and Stratos Management Systems Holdings, LLC, a Delaware limited liability company, pursuant to which the Company agreed to acquire Computex in a transaction (the “Transaction”) that will result in Computex becoming a wholly owned subsidiary of the Company. Computex is an industry-leading IT service provider of choice focused on helping customers transform their businesses through technology. Computex offers a comprehensive portfolio of managed IT services to a wide range of clients including Unified Communications-as-a-Service (“UCaaS”), directory and messaging services, enterprise networking, cybersecurity, collaboration, data center, integration, storage, backup, virtualization, and converged infrastructure. On December 20, 2019, we entered into Amendment No. 1 to the Agreement (the “Amendment”). The Amendment amends the Agreement to, among other things, (i) reduce the aggregate merger consideration payable from $65 million to $60 million, (ii) change the allocation of the merger consideration so that it is payable as follows: (a) an amount in cash equal to two-thirds of the cash raised by Pensare in the PIPE transaction less $5 million, subject to a cap of $20 million, (b) $5 million of any securities, other than shares of Pensare’s common stock, sold in the PIPE transaction (the “PIPE Securities”), and (c) the balance of the merger consideration in shares of the Company’s common stock, (iii) provide for the optional redemption of some or all of the PIPE Securities following the closing of the merger, to the extent that Pensare raises additional funds in private placements following the of the merger, (iv) adjust a condition to the closing of the merger to require that Pensare shall have at least an aggregate of $35 million of cash held either in or outside of the Trust Account at the effective time of the merger (reduced from $150 million); and (v) adjust the date by which the closing of the merger must occur from December 31, 2019 to April 1, 2020.

On November 26, 2019, at the Special Meeting of the Company’s stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination for an additional four months, from December 1, 2019 to April 1, 2020. The affirmative vote of at least a majority of the outstanding shares of common stock was required to approve the charter amendment. The charter amendment was approved with 7,731,372 votes cast in favor of the proposal, one vote cast against the proposal and no abstentions. The purpose of the extension was to allow the Company more time to complete a business combination. In connection with the special meeting and the resulting charter amendment, 135,288 of the shares of the Company’s common stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.56 per share.

In connection with the proposed Transaction, the Company filed a definitive proxy statement with the SEC relating to the Transaction on February 13, 2020. The definitive proxy statement was mailed to the Company’s stockholders as of a record date established for voting on the Transaction.

On February 27, 2020, the Company held a special meeting of stockholders in connection with the proposed business combination of the Company and Computex. At the special meeting, the Company’s stockholders approved the Business Combination Proposal, the Certificate Proposal and the Incentive Plan Proposal, in each case as defined and described in greater detail in the definitive proxy statement. Approval of the Business Combination Proposal required the affirmative vote of a majority of the outstanding shares of the Company’s common stock present and entitled to vote at the Special Meeting. Approval of the Certificate Proposal required the affirmative vote of a majority of the outstanding shares of the Company’s common stock entitled to vote at the Special Meeting. Approval of the Incentive Plan Proposal required the affirmative vote of the holders of a majority of the shares of the Company’s common stock that were voted thereon at the Special Meeting. Each of the proposals were approved with 6,030,888 votes cast in favor of the proposals, two votes cast against the proposals and no abstentions. 91,637 shares of the Company’s common stock were redeemed in connection with the special meeting.

On April 3, 2020, the Company, Merger Sub, Holdings, and Computex entered into Amendment No. 2, which provided for, among other things: (i) changing the aggregate merger consideration payable to $65 million (subject to adjustment based on Computex’s working capital and net debt at closing), consisting of $20 million of units of the Company, shares of Pensare’s common stock, and the assumption of Computex’s indebtedness; (ii) extending the date by which the combined company must file a resale registration statement from five days to fifteen business days following the closing of the Transaction; (iii) the right of Holdings to nominate one, two or three members of the board of directors of the combined company, provided that Holdings owns at least 10%, 30% or 50%, respectively, of the stock consideration and converted shares, collectively, issuable to Holdings in connection with the closing of the Transaction; (iv) adjusting certain terms and definitions relating to the consideration issued in the Transaction to, among other things, provide for the Units to be issued by the Company in the private placement; (v) the removal of the previously contemplated Lock-Up Agreement by and among the Company, Holdings and Navigation Capital Partners II, L.P.; and (vi) the acknowledgement by the Company and Merger Sub that certain actions taken by Computex prior to the effective time of the Transaction related to the Coronavirus Disease 2019 shall not constitute a Company Material Adverse Effect under the Agreement.

Also on April 3, 2020, the Company entered into the Securities Purchase Agreement pursuant to which certain Investors agreed to purchase, and the Company agreed to sell to the Investors, in the Private Placement, units of securities of the Company, each Unit consisting of (i) $1,000 in principal amount of the Company’s Series A convertible debentures and (ii) a warrant to purchase 100 shares of the Company’s common stock at an exercise price of $0.01 per whole share. The initial closing of the sale of Units pursuant to the Securities Purchase Agreement was contingent upon, among other customary closing conditions, the substantially concurrent consummation of the Transaction, and occurred on April 7, 2020.

On April 7, 2020, we consummated the transaction pursuant to the Agreement pursuant to which Computex merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of the Company.

In connection with the Closing, the Company changed its name from “Pensare Acquisition Corp.” to “American Virtual Cloud Technologies, Inc.” and Merger Sub changed its name from “Tango Merger Sub Corp.” to “Stratos Management Systems, Inc.” As a result of the consummation of the Merger, the Company ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, as of the Closing Date.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. All activity from inception to March 31, 2020 were organizational activities, those necessary to consummate the Initial Public Offering those necessary to identify a target company for a Business Combination and activities necessary in preparation for the consummation of a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and marketable securities. There have been no significant changes in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering.

For the year ended March 31, 2020, we had net loss of ($5,024,004) which consists of operating costs of $6,173,185, income taxes of $216,275 and interest income on marketable securities held in the Trust Account of $1,365,456.

For the year ended March 31, 2019, we had net income of $989,799, which consists of interest income on marketable securities held in the Trust Account of $5,281,923, offset by operating costs and taxes of $4,292,124.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $10,239 in its operating account, $813 cash and marketable securities held in the Trust Account to be used for a Business Combination.

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

As of March 31, 2020, we had cash and marketable securities held in the Trust Account of $813 and $1,868,304 in a Trust Escrow to be used for a Business Combination.

As of March 31, 2019, we had cash and marketable securities held in the Trust Account of $290,454,757 (including $5,281,923 of interest income) consisting of cash and U.S. treasury bills with a maturity of 180 days or less. A portion of the interest income of $62,725 has been recorded as a current asset and may be available to us to pay taxes.

For the year ended March 31, 2020, cash used in operating activities amounted to $3,412,413 resulting from net loss of ($5,024,004), interest earned on cash and marketable securities held in the Trust Account of $1,365,456, depreciation of $3,660, deferred taxes — change in valuation of $216,000 and changes in assets and liabilities of $2,757,387

For the year ended March 31, 2019, cash used in operating activities amounted to $2,041,313 resulting from net income of $989,799, interest earned on cash and marketable securities held in Trust Account of $5,281,923, depreciation of $3,659, deferred income taxes of $216,000, and changes in our operating assets and liabilities of $2,463,152.

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

For the year ended March 31, 2020, the Sponsor advanced the Company $3,204,986 for working capital purposes. As of March 31, 2020, the Sponsor has advanced the Company a total of $4,562,614 from inception for working capital purposes. These working capital loans are evidenced by promissory notes, which are payable without interest upon consummation of a Business Combination or, at the holder’s discretion, up to $1,500,000 of the notes may be converted into warrants of the Company at a conversion price of $1.00 per warrant. Each warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of common stock, par value $0.001, at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017.

On December 31, 2019, the Company signed a promissory note agreeing to repay $558,059 for a loan made by the Sponsor. Based on the foregoing, the Company believes it will have sufficient cash to meet its needs for the year (through March 31, 2020) following the date from when the financial statements are issued.

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

On July 18, 2019, at the Special Meeting of the Company’s stockholders, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination for an additional four months, from August 1, 2019 to December 1, 2019. The affirmative vote of at least a majority of the outstanding shares of Common Stock was required to approve the extension. The charter amendment was approved with 11,297,309 votes cast in favor of the proposal, 886,001 vote cast against the proposal and no abstentions. The purpose of the extension was to allow the Company more time to complete a business combination. In connection with the special meeting and the resulting charter amendment, 5,754,273 of the shares of the Company’s Common Stock were redeemed from funds available in the Trust Account, for a redemption amount of approximately $10.48 per share.

Off-Balance Sheet Arrangements; Contractual Obligations

As of March 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any long-term debt, capital lease obligations, operating lease obligations or purchase obligations. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Accordingly, at March 31, 2020 and March 31, 2019, 0 and 26,982,942 public shares were classified outside of permanent equity at their conversion value, respectively.

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, the ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside the shareholders’ equity section of our balance sheet.

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

The Business Combination

February 27, 2020, we held a special meeting of stockholders (the “Special Meeting”) in connection with the proposed business combination with Computex. The proposed business combination was approved at the Special Meeting by a vote of 6,030,888 votes in favor to the proposal, 2 votes against the proposal and no abstentions. On April 7, 2020, we consummated the transaction pursuant to the Agreement pursuant to which Computex merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of the Company.

In connection with the Closing, the Company changed its name from “Pensare Acquisition Corp.” to “American Virtual Cloud Technologies, Inc.” and Merger Sub changed its name from “Tango Merger Sub Corp.” to “Stratos Management Systems, Inc.” As a result of the consummation of the Merger, the Company ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act, as of the Closing Date.

Subsequent to March 31. 2020, at the Closing, the Company issued to the PIPE Investors PIPE Debentures having an aggregate principal amount of approximately $43.2 million (including $3.0 million in aggregate principal amount issued as part of PIPE Units sold to MasTec, $20.0 million in aggregate principal amount issued as part of PIPE Units issued to Holdings pursuant to the terms of the Business Combination Agreement, approximately $8.6 million in aggregate principal amount issued to the Sponsor as part of the PIPE Units issued in exchange for the cancellation of indebtedness previously incurred by the Company to the Sponsor and $11.6 million in aggregate principal amount issued to various vendors in exchange for payment of previously incurred expenses.). The PIPE Debentures bear interest at a rate of 10% per annum, payable quarterly on the last day of each calendar quarter in the form of additional PIPE Debentures, except upon maturity in which case accrued and unpaid interest is payable in cash. The entire principal amount of each PIPE Debenture, together with accrued and unpaid interest thereon, is due and payable on the earlier of (i) such date, commencing on or after October 7, 2022, as the holder thereof, at its sole option, upon not less than 30 days prior written notice to the Company, demands payment thereof and (ii) the occurrence of a Change in Control (as defined in PIPE Debentures).

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of March 31, 2020, the net proceeds of our initial public offering, the sale of private units and the sale of over-allotment units held in the Trust Account were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls—Integrated Framework. Based on our management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of March 31, 2020.

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

Item 9B. Other Information

 Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Lawrence E. Mock, Jr.	74	Chairman of the Board
Darrell J. Mays	56	Chief Executive Officer and Director
Thomas H. King	65	Chief Financial Officer
Graham McGonigal	62	Chief Operating Officer
Mark Downs	57	Director
U. Bertram Ellis, Jr.	66	Director
Suzanne Shank	58	Director
Karl Krapek	71	Director
Dennis Lockhart	73	Director
Dr. Klaas Baks	47	Director

Lawrence E. Mock, Jr., our Chairman of the Board and a former director of Computex, is currently Managing Partner of Navigation Capital Partners, Inc., an Atlanta-based private equity firm which he founded in partnership with Goldman Sachs in 2006, and serves as a director of Holdings. From 1995 to 2006, Mr. Mock served as President and Chief Executive Officer of Mellon Ventures, Inc., which he founded in partnership with Mellon Financial Corporation, to make private equity and venture capital investments in operating companies. From 1983 to 1995, he was founder and Chief Executive Officer of River Capital, Inc. Mr. Mock holds a Master of Science degree from Florida State University and a Bachelor of Arts degree from Harvard College.

Darrell Mays, our Chief Executive Officer and member of our board of directors, was the Founder and Chief Executive Officer of nsoro, a turnkey wireless installation services provider, from 2003 to 2008, which was acquired by MasTec in August 2008. Mr. Mays has served as an executive of MasTec since 2008, during which period the revenues and EBITDA of MasTec’s communications division, of which nsoro is a component, increased to approximately $2.3 billion and $245.0 million in 2016, respectively. Mr. Mays holds a Bachelor of Arts degree in Business from Georgia State University.

Thomas H. King has served on our board of directors and as a director of Computex since April 2020 and was the Chief Financial Officer of Tier One Holding Corp. and its subsidiaries from January 2017 to June 2019, after serving as its interim Chief Financial Officer from January 2016 to December 2017. Prior to January 2016, Mr. King served as Chief Financial Officer to numerous private equity sponsored companies primarily as an engagement partner with Tatum, a Randstad Company. Also while at Tatum, he was Chief Financial Officer at Allied Systems Holdings, Inc. from August 2004 until September 2008 and served as Vice President-Finance at Rock-Tenn Company (currently known as WestRock Company) from November 2000 to July 2004. Mr. King was also an Assurance Manager at PricewaterhouseCoopers. Mr. King received a MS Industrial Administration from Carnegie-Mellon University and a BS in Business Administration from Pennsylvania State University.

Graham McGonigal, our Chief Operating Officer and, since April 2020, a director of Computex, has served as a technology consultant since March 2018. Prior to that, Mr. McGonigal served as Chief Network Officer at Vonage Holdings (NYSE: VG) from December 2015 to February 2018, and as Senior Vice President of Network Operations at Vonage from February 2012 to December 2015. Mr. McGonigal has more than 30 years of technical experience and has held senior leadership roles within AT&T (NYSE: T), Cingular Wireless and Bellsouth. From September 2007 to January 2012, Mr. McGonigal was the Chief Operating Officer at MasTec Network Solutions, a division of MasTec Inc. (NYSE: MTZ). At AT&T Mobility, Mr. McGonigal led the national data and service delivery networks and created highly competitive wireless data networks. Mr. McGonigal holds a Bachelor of Science degree in Chemistry from Mercer University.

Mark Downs has served on our board of directors since April 2020 and is the founder of Navigation Capital Partners, a private equity firm where he has served as a partner since January 2007. Mr. Downs has in excess of 20 years of experience serving on for profit boards of directors as a control investor. Mr. Downs has served as a director of Computex, Inc. from January 2017 to April 2020; a director of Stratos from January 2017 to April 2020; a director of Holdings from January 2017 to April 2020; a director of Michon, Inc. (d/b/a Definition6) from July 2015 to the present; a director of Brown Integrated Logistics, Inc. from January 2017 to the present; a director of Brightwell Payments, Inc. from May 2015 to Present; and a director of Five Star Food Service, Inc. from October 2016 to March 2019. Mr. Downs holds a Bachelor’s degree in Economics from the University of Pittsburgh and a Master’s of Management degree from Northwestern University.

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

Suzanne Shank has served on our board of directors as an independent director since July 2017. She serves as President and Chief Executive Officer and is the largest shareholder of Siebert Williams Shank & Co., a full-service investment banking firm offering debt and equity origination services to a wide range of Fortune 500 companies and debt underwriting for municipal clients nationally. Ms. Shank also serves as a Director for CMS Energy (NYSE:CMS) and Consumer’s Energy. Ms. Shank holds a Master of Business Administration from the Wharton School at the University of Pennsylvania and a Bachelor of Science from the Georgia Institute of Technology.

Karl Krapek has served on our board of directors as an independent director since July 2017. He has served as the Lead Director at Prudential Financial, Inc. since 2014, and a Director since 2004, and Director of Northrop Grumman Corporation since 2008. From 2002 to 2009, he was the President and Chief Operations Officer of United Technologies Corporation, or UTC, which has a market capitalization of approximately $90 billion. Mr. Krapek has served as an Executive Vice President of UTC since 1997 and as a Director of UTC from 1997 to 2007. Mr. Krapek holds a Master of Science from Purdue University and Bachelor of Science from Kettering University.

Dennis Lockhart has served on our board of directors as an independent director since July 2017. He recently retired from his position as president and Chief Executive Officer of the Federal Reserve Bank of Atlanta, a position he held from 2007 to 2017. Earlier, he was a professor at Georgetown University, School of Foreign Service, from 2003 to 2007. Prior to this, he held senior positions at Heller Financial Inc. and Citicorp (now Citigroup). Mr. Lockhart holds a Master of Arts from Johns Hopkins University and a Bachelor of Arts from Stanford University.

Dr. Klaas Baks has served on our board of directors as an independent director since July 2017. He is the Co-Founder and Executive Director of the Emory Center for Alternative Investments, which was formed in 2008. He also serves as the Atlanta Chair of TIGER 21, which is a peer-to-peer network of high net worth wealth creators, since 2014. In addition, he has been an Associate Professor in the Practice of Finance at Emory University’s Goizueta Business School since 2002. Dr. Baks has a Doctoral degree from the Wharton School at the University of Pennsylvania and a Masters of Arts degree from Brown University.

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

Dr. Robert Willis, our President until April 2020 and now our Special Advisor, became the President of nsoro in 2007. In such capacity, he negotiated the acquisition of the business by MasTec and, following its acquisition, served in an advisory role from 2010 through July 2016. From December 2013 until December 2015, Dr. Willis served as Chairman of U.S. Shale Solutions, Inc., a shale services company which he founded in 2013. Prior to nsoro, Dr. Willis served as Chief Executive Officer of Foxcode Inc., a merchant-banking firm, from 2004 until November 2015, in which capacity he was principal on multiple debt and equity transactions. In July 2004, Dr. Willis founded Gaming VC, S.A., an online gaming enterprise which completed a GBP 81 million initial public offering in London in 2004, and served as a member of its board and as its Finance Director until 2007. Prior to that, Dr. Willis was the founder and Chief Executive Officer of Alpine Computer Systems, Inc., a systems integration engineering company established in the 1980s that grew rapidly and was acquired by Delphi Group plc. in 1996, at which time he became Senior Vice President and Chief Information Officer of the parent company. Dr. Willis was a member of a three-man North American roll-up M&A team which ultimately acquired approximately 25 businesses. After an ADR NASDAQ offering, the company was acquired by Adecco Group AG. Dr. Willis subsequently reacquired the company and then merged it into Aimnet Solutions Inc., backed by Mellon Ventures and William E. Simon & Sons. The business was ultimately acquired by Cognizant Inc., a large public IT services company. Dr. Willis was awarded a Doctorate in Humane Letters (Hon.) from Newbury College in Boston, MA, in May 2001.

Designated Directors

Pursuant to the Business Combination Agreement, during the Nomination Period, Holdings (or if Holdings has been dissolved, Navigation) has the right to nominate up to three Holdings Designees for election to our board of directors, subject to adjustment as described below, and we are obligated to nominate each Holdings Designee for election as a director as part of the slate that is included in the proxy statement (or consent solicitation or similar document) relating to the election of directors and to support the election of each Holdings Designee.

As of the Closing, Holdings’ initial Holdings Designees were Messrs. Downs and Mock. During the Nomination Period, if a Holdings Designee ceases to serve as a director for any reason, Holdings (or if Holdings has been dissolved, Navigation) has the right to appoint another individual to fill such vacancy. During the Nomination Period, if Holdings or Navigation ceases to beneficially hold at least 50% of the Designation Shares, for the remainder of the Nomination Period the number of Holdings Designees will be reduced to two, and if Holdings or Navigation ceases to beneficially hold at least 30% of the Designation Shares, for the remainder of the Nomination Period the number of Holdings Designees will be reduced to one.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Ellis, Krapek and Lockhart and Dr. Baks, will expire at the first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Shank and Messrs. Mays and Mock, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Downs, will expire at the third annual meeting of stockholders following the effectiveness of the Charter.

Our officers are elected by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our Bylaws as it deems appropriate. Our Bylaws provide that our officers may consist of a Chairman of the Board, Chief Executive Officer, President, Chief Financial Officer, Secretary and such other officers (including, without limitation, Vice Presidents, Assistant Secretaries and a Treasurer) as may be determined by the board of directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Ellis, Krapek, Lockhart, Baks and Ms. Shank are “independent directors” as defined in the Nasdaq listing standards.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee.

Audit Committee

We have an audit committee comprised of Messrs. Lockhart and Baks and Ms. Shank, each of whom is an independent director. Mr. Lockhart serves as the Chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Lockhart qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The responsibilities of our audit committee, which are specified in our Audit Committee Charter, include:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;
●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;
●	discussing with management major risk assessment and risk management policies;
●	monitoring the independence of the independent auditor;
●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;
●	reviewing and approving all related-party transactions;
●	inquiring and discussing with management our compliance with applicable laws and regulations;
●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;
●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;
●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and
●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Nominating Committee

Our nominating committee consists of Messrs. Lockhart and Krapek and Ms. Shank, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in our Nominating Committee Charter, generally provide that persons to be nominated:

●	should have demonstrated notable or significant achievements in business, education or public service;
●	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
●	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

Our compensation committee consists of Messrs. Ellis, Baks and Krapek, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Code of Ethics and Committee Charters

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics, our Audit Committee Charter, our Nominating Committee Charter and our Compensation Committee Charter as exhibits to our registration statement for our initial public offering. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us in writing at 1720 Peachtree Street, Suite 629, Atlanta, GA 30309 or by telephone at (404) 239-2863. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a current report on Form 8-K.

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

Item 11. Executive Compensation

As of March 31, 2020, no executive officer has received any cash compensation for services rendered to us. We have entered into a Strategic Services Agreement with John Foley, our Chief Financial Officer, pursuant to which we agreed to pay Mr. Foley consulting fees of $500 per hour for any hours of consulting services provided by Mr. Foley in excess of ten hours per month. The Strategic Services Agreement has an initial term of two years commencing on the date of our final prospectus, as filed with the SEC on July 31, 2017, subject to earlier termination by either party. Mr. Foley also received a grant of profits interests in our sponsor. We are obligated to make the same payments to our Special Advisors pursuant to Strategic Services Agreements we have entered into with each of them, and each of our Special Advisors and Dr. Willis has also received a grant of profits interest in our sponsor. Mr. Foley resigned from his position as the Chief Financial Officer of the Company upon the closing of our business combination.

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

U. Bertram Ellis, Jr.

Dr. Klaas Baks

Karl Krapek

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of our common stock as of June 26, 2020 by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security or has the right to acquire securities within 60 days, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The calculation of percentage of beneficial ownership is based on 19,635,830 shares of common stock outstanding as of June 26, 2020.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock Beneficially Owned		Percentage of Outstanding Shares of Common Stock
Directors and Executive Officers of the Company:
Pensare Sponsor Group, LLC	16,175,137	(2)	53.9%
Darrell J. Mays	16,641,260	(2)(3)(4)	54.9%
Lawrence E. Mock, Jr.(5)	16,181,519	(6)(7)	58.6%
Thomas H. King	—		—
Graham McGonigal	—		—
Mark Downs	—		—
U. Bertram Ellis, Jr.	124,464	(8)	*
Suzanne Shank	27,000		*
Karl Krapek	27,000		*
Dennis Lockhart	27,000		*
Dr. Klaas Baks	27,000		*
All directors and executive officers as a group (eleven individuals)	33,055,243		86.0%
Five Percent or More Holders and Certain Other Holders:
Navigation Capital Partners II, L.P.(7)	15,986,591		58.3%
MasTec, Inc.(9)	4,870,565		21.4%
Linden Advisors LP(10)	1,267,332		6.1%
BlueCrest Capital Management Limited(11)	1,125,313		5.7%
Davidson Kempner Capital Management LP(12)	1,109,879		5.4%

*	Less than 1%.
(1)	Unless otherwise indicated, the business address of each of the persons and entities is 1720 Peachtree Street, Suite 629, Atlanta, GA 30309.
(2)	Represents shares of common stock held by Pensare Sponsor Group, LLC, of which Mr. Mays is the managing member. Includes 7,017,290 shares of common stock underlying Private Placement Warrants which may be exercised commencing 30 days after the Closing, 856,561 shares of common stock underlying PIPE Warrants and 2,482,786 shares of common stock underlying PIPE Debentures in the principal amount of $8,565,610.
(3)	Includes 62,500 shares of common stock underlying PIPE Warrants and 181,159 shares of common stock underlying PIPE Debentures in the principal amount of $625,000 held directly by Mr. Mays.
(4)	Includes 25,000 shares of common stock underlying PIPE Warrants and 72,464 shares of common stock underlying PIPE Debentures in the principal amount of $250,000 held directly by Mr. Mays’ daughter.
(5)	Mr. Mock holds an economic interest in Pensare Sponsor Group, LLC and a pecuniary interest in the securities held by Pensare Sponsor Group, LLC. Mr. Mock disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(6)	Includes 194,928 shares of common stock underlying PIPE Units consisting of PIPE Warrants to purchase 50,000 shares of common stock and PIPE Debentures in the principal amount of $500,000 held directly by Nobadeer LP and indirectly by Lawrence E. Mock, Jr. who is the general partner of Nobadeer LP. Mr. Mock disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(7)	According to a Schedule 13D filed with the SEC on April 20, 2020, on behalf of: (i) Navigation Capital Partners II, L.P., a Delaware limited partnership (“Navigation”), (ii) NCP General Partner II, LLC, a Delaware limited liability company, and the general partner of Navigation (“NCP GP”), (iii) Lawrence E. Mock, Jr., a manager of NCP GP, (iv) John S. Richardson, a manager of NCP GP, and (v) Stratos Management Systems Holdings, LLC, a Delaware limited liability company (“Holdings”), of which Navigation owns approximately 64.1% of the preferred units in Holdings. Includes 8,189,490 shares of common stock issued as part of the consideration for the Business Combination, which shares are being offered for resale or distribution from time to time pursuant to this Current Report on Form 10-K, 2,000,000 shares of common stock underlying PIPE Warrants and 5,797,101 shares of common stock underlying PIPE Debentures in the principal amount of $20,000,000, in each case held directly by Holdings. The business address of this stockholder is 2870 Peachtree Rd NW, Unit 509, Atlanta, GA 30305.
(8)	Includes 97,464 shares of common stock underlying PIPE Units consisting of PIPE Warrants to purchase 25,000 shares of common stock and PIPE Debentures in the principal amount of $250,000.

(9)	According to a Schedule 13D filed with the SEC on April 17, 2020, on behalf of MasTec, Inc. Includes 2,000,000 shares of common stock underlying Private Placement Warrants which may be exercised commencing 30 days after the Closing, 300,000 shares of common stock underlying PIPE Warrants and 869,565 shares of common stock underlying PIPE Debentures in the principal amount of $3,000,000. The business address of this stockholder is 800 S Douglas Road, 12th Floor Coral Gables, FL 33134.
(10)	According to a Schedule 13G filed with the SEC on April 24, 2020, on behalf of Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”), Linden GP LLC, a Delaware limited liability company (“Linden GP”), Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”), and Siu Min (Joe) Wong, relating to the shares of common stock and warrants held for the account of Linden Capital and one or more separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the shares held by each of Linden Capital and the Managed Accounts. Each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of 1,267,332 shares of common stock, consisting of 1,129,670 shares held by Linden Capital and 137,662 shares held by the Managed Accounts, of which 993,511 are attributable to warrants exercisable into shares of common stock. Each of Linden GP and Linden Capital may be deemed the beneficial owner of the 1,129,670 shares of common stock held by Linden Capital. The business address of Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(11)	According to a Schedule 13G filed with the SEC on April 20, 2020, on behalf of BlueCrest Capital Management Limited (the “Investment Manager”), which serves as investment manager to Millais Limited, a Cayman Islands exempted company (the “Fund”); and Michael Platt, who serves as principal, director, and control person of the Investment Manager, with respect to the shares of common stock held for the account of the Fund. Millais USA LLC acts as sub-investment manager of the Fund, and reports to the Investment Manager. Each of the Investment Manager and Mr. Platt may be deemed the beneficial owner of 1,125,313 shares of common stock held for the account of the Fund. The business address of this stockholder is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey, Channel Islands JE2 4HR.
(12)	According to a Schedule 13G filed with the SEC on April 17, 2020, on behalf of: (i) Davidson Kempner Partners, a New York limited partnership (“DKP”). MHD Management Co., a New York limited partnership (“MHD”), is the general partner of DKP and MHD Management Co. GP, L.L.C., a Delaware limited liability company, is the general partner of MHD. DKCM is responsible for the voting and investment decisions of DKP; (ii) Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”). Davidson Kempner Advisers Inc., a New York corporation, is the general partner of DKIP. DKCM is responsible for the voting and investment decisions of DKIP; (iii) Davidson Kempner International, Ltd., a British Virgin Islands business company (“DKIL”). DKCM is the investment manager of DKIL and is responsible for the voting and investment decisions of DKIL; (iv) Davidson Kempner Capital Management LP, a Delaware limited partnership and a registered investment adviser with the SEC, acts as investment manager to each of DKP, DKIP and DKIL (“DKCM”) either directly or by virtue of a sub-advisory agreement with the investment manager of the relevant fund. DKCM GP LLC, a Delaware limited liability company, is the general partner of DKCM. The managing members of DKCM are Anthony A. Yoseloff, Eric P. Epstein, Avram Z. Friedman, Conor Bastable, Shulamit Leviant, Morgan P. Blackwell, Patrick W. Dennis, Gabriel T. Schwartz, Zachary Z. Altschuler, Joshua D. Morris and Suzanne K. Gibbons; and (v) Mr. Anthony A. Yoseloff through DKCM, is responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL reported above. Includes 924,900 shares of common stock issuable upon exercise of warrants. The business address of this stockholder is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In May 2016, the Sponsor purchased 10,000 shares of our common stock for an aggregate purchase price of $11.00. In May 2017, the Sponsor and certain other persons purchased an aggregate of 7,177,500 shares of our common stock for an aggregate purchase price of $24,990 in cash, or approximately $0.0035 per share. In June 2017, the Sponsor transferred 1,575,000 Founder Shares to MasTec for the same purchase price originally paid for such shares. In July 2017, the Sponsor transferred 27,000 Founder Shares to each of our independent directors, and we effected a stock dividend with respect to our common stock of 575,000 shares thereof, resulting in our Initial Stockholders holding an aggregate of 7,762,500 Founder Shares.

Simultaneously with the closing of our initial public offering and the over-allotment option, the Sponsor, MasTec and EBC purchased from us an aggregate of 10,512,500 Private Placement Warrants for a total purchase price of $10,512,500, each in a private placement. Each Private Placement Warrant entitles the holder to purchase of one share of common stock at $11.50 per share. Continental Stock Transfer & Trust Company deposited the purchase price into the Trust Account simultaneously with the consummation of the initial public offering. The Private Placement Warrants are identical to the warrants sold as part of the units in our initial public offering, except that the Private Placement Warrants: (i) will not be redeemable by us and (ii) may be exercised for cash or on a cashless basis, so long as they are held by the initial purchasers or any of their permitted transferees.

Computex was party to a Management Services Agreement, effective February 13, 2012, with Navigation Capital Partners, Inc. (“Management Services Agreement”), a private equity management company owned by Mr. Mock and affiliated with Navigation. Pursuant to the Management Services Agreement, Navigation Capital Partners, Inc. provided advisory and management services as requested by Computex. As compensation for such advisory and management services, Computex paid Navigation Capital Partners, Inc. an annual management fee equal to $300,000. The Management Services Agreement was terminated in connection with the consummation of the Business Combination.

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

Our audit committee, pursuant to the Audit Committee Charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

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

Item 14. Principal Accountant Fees and Services.

As reported on the Company’s Current Report on Form 8-K filed April 7, 2020, the Company had a change of auditor for the fiscal year ended March 31, 2020.

The aggregate fees billed to our Company by Marcum LLP and UHY LLP for the year ended March 31, 2020 and for the year ended March 31, 2019 are as follows:

Fees billed by Marcum LLP	Year Ended March 31, 2020	Year Ended March 31, 2019
Audit Fees(1)	$124,822	$58,014
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-
Total	$124,822	$58,014

Fees Billed by UHY LLP	Year Ended March 31, 2020	Year Ended March 31, 2019
Audit Fees(1)	$62,000	$-
Audit-Related Fees(2)	$-	$-
Tax Fees(3)	$-	$-
All Other Fees(4)	$-	$-
Total	$62,000	$-

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and financial statements included in our registration statement on Form S-1, for the review of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for the first three quarters of the fiscal year and for fees incurred related to other SEC filings.

(2)	Audit-Related Fees consist of fees incurred for accounting consultations, due diligence in connection with planned acquisitions and research services.

(3)	Tax Fees consist of fees incurred for tax compliance, planning and advisory services and due diligence in connection with planned acquisitions.

(4)	All Other Fees consist of products and services provided, other than the products and services described in the other rows of the foregoing table.

Our audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by UHY LLP, including the fees and terms thereof (subject to the de minimus exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).  The audit committee may form and delegate authority to one or more of its members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such members to grant pre-approvals shall be presented to the audit committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
1.1(1)	Underwriting Agreement, dated July 27, 2017, by and between the Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
2.1(2)	Business Combination Agreement, dated as of July 24, 2019, by and among Pensare Acquisition Corp., Tango Merger Sub Corp., Stratos Management Systems Holdings, LLC, and Stratos Management Systems, Inc.
2.2(3)	Amendment No. 1 to the Business Combination Agreement, dated as of December 20, 2019, by and among Pensare Acquisition Corp., Tango Merger Sub Corp., Stratos Management Systems Holdings, LLC, and Stratos Management Systems, Inc.
2.3(4)	Amendment No. 2 to the Business Combination Agreement, dated as of April 3, 2019, by and among Pensare Acquisition Corp., Tango Merger Sub Corp., Stratos Management Systems Holdings, LLC, and Stratos Management Systems, Inc.
3.1(5)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
4.1(1)	Warrant Agreement, dated as of July 27, 2017, between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.1(a)(1)	Letter Agreement, dated July 27, 2017, among Pensare Sponsor Group, LLC, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(b)(1)	Letter Agreement, dated July 27, 2017, among MasTec, Inc., Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(c)(1)	Letter Agreement, dated July 27, 2017, among Dr. Klaas Baks, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(d)(1)	Letter Agreement, dated July 27, 2017, among U. Bertram Ellis, Jr., Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(e)(1)	Letter Agreement, dated July 27, 2017, among John Foley, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(f)(1)	Letter Agreement, dated July 27, 2017, among Karl Krapek, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(g)(1)	Letter Agreement, dated July 27, 2017, among Dennis Lockhart, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(h)(1)	Letter Agreement, dated July 27, 2017, among Jose Mas, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.

10.1(i)(1)	Letter Agreement, dated July 27, 2017, among Darrell J. Mays, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(j)(1)	Letter Agreement, dated July 27, 2017, among Lawrence E. Mock, Jr., Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(k)(1)	Letter Agreement, dated July 27, 2017, among Suzanne Shank, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(l)(1)	Letter Agreement, dated July 27, 2017, among Rayford Wilkins, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(m)(1)	Letter Agreement, dated July 27, 2017, among Dr. Robert Willis, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.2(1)	Investment Management Trust Agreement, dated July 27, 2017, between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.3(1)	Stock Escrow Agreement, dated July 27, 2017 by and among Pensare Acquisition Corp., Continental Stock Transfer & Trust Company, Pensare Sponsor Group, LLC and the other parties thereto.
10.4(1)	Registration Rights Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and the other parties thereto.
10.5(a) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and MasTec, Inc.
10.5(b) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Pensare Sponsor Group, LLC.
10.5(c) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.6(1)	Administrative Services Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Pensare Sponsor Group, LLC.
10.7(1)	Right Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.8(1)	Letter Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.9(1)	Form of Unit Purchase Option.
10.10(6)	Form of Indemnification Agreement for officers, directors and special advisors.
10.11(4)	Securities Purchase Agreement, dated as of April 3, 2020.
14(6)	Code of Ethics.
99.1(6)	Audit Committee Charter.
99.2(6)	Compensation Committee Charter.
99.3(6)	Nominating Committee Charter.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Calculation Linkbase
101.LAB***	XBRL Taxonomy Label Document
101.PRE***	XBRL Definition Linkbase Document
101.DEF***	XBRL Definition Linkbase Document

*	Filed herewith.
**	Furnished herewith.

***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 2, 2017.
(2)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 30, 2019.
(3)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 30, 2019.
(4)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 7, 2020.
(5)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 30, 2019.
(6)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on July 24, 2017.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

INDEX TO FINANCIAL STATEMENTS

Audited Financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

American Virtual Cloud Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of American Virtual Cloud Technologies, Inc. (the “Company”) as of March 31, 2020, the related statements of operations, stockholders’ (deficit) equity and cash flows for the year ended March 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020, and the results of its operations and its cash flows for the year ended March 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2020.

Melville, New York

June 26, 2020

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

New York, NY

June 14, 2019

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

BALANCE SHEETS

	March 31, 2020	March 31, 2019

ASSETS
Current Assets
Cash	$10,239	$135,265
Cash held in Trust Escrow	1,868,304	-
Cash and marketable securities held in Trust Account available to pay taxes	-	62,725
Prepaid expenses	61,294	10,398
Other current assets	12,502	12,266
Total Current Assets	1,952,339	220,654

Deferred tax asset	-	216,000
Office furniture and equipment, net of accumulated depreciation	10,074	13,734
Cash and marketable securities held in Trust Account	813	290,392,032
TOTAL ASSETS	$1,963,226	$290,842,420

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$8,085,321	$5,214,351
Taxes payable	275	62,725
Promissory notes-related party	7,065,611	1,864,745
Convertible promissory notes-related party	1,500,000	1,357,628
Total Current Liabilities	16,651,207	8,499,449

Commitments and Contingencies

Common stock subject to possible redemption, 0 and 26,984,101 shares at redemption value as of March 31, 2020 and March 31, 2019, respectively	-	277,342,970

Stockholders’ (Deficit) Equity
Preferred stock, $0.001 par value; 1,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 7,932,977 and 9,032,109 shares issued and outstanding as of March 31, 2020 and March 31, 2019 (excluding 0 and 26,984,101 shares subject to possible redemption, respectively)	7,933	9,033
Additional paid-in capital	-	6,580,407
Accumulated deficit	(14,695,914)	(1,589,439)
Total Stockholders’ (Deficit) Equity	(14,687,981)	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$1,963,226	$290,842,420

The accompanying notes are an integral part of these financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

STATEMENTS OF OPERATIONS

	For the year ended March 31,
	2020	2019

Operating costs	$6,173,185	$4,507,961

Loss from operations	(6,173,185)	(4,507,961)

Other income:
Interest income	1,365,456	5,281,923

(Loss) income before provision for income taxes	(4,807,729)	773,962

Benefit (provision) for income taxes	(216,275)	215,837

Net (loss) income	$(5,024,004)	$989,799

Weighted average shares outstanding, basic and diluted	7,932,977	8,563,373

Basic and diluted net loss per common share	$(0.60)	$(0.45)

The accompanying notes are an integral part of these financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

For the years ended March 31, 2020 and 2019

	Common Stock		Additional Paid-in	Retained Earnings (Accumulated	Total Stockholder ’ (Deficit)
	Shares	Amount	Capital	Deficit)	Equity

Balance, April 1, 2018	8,469,986	$8,470	$7,570,769	$(2,579,238)	$5,000,001
Common stock subject to possible redemption	562,123	563	(990,362)	-	(989,799)
Net Income	-	-	-	989,799	989,799

Balance, March 31, 2019	9,032,109	$9,033	$6,580,407	$(1,589,439)	$5,000,001

Common stock subject to possible redemption	(1,099,132)	(1,100)	(6,580,407)	(8,082,471)	(14,663,978)
Net Loss	-	-	-	(5,024,004)	(5,024,004)

Balance, March 31, 2020	7,932,977	$7,933	$-	$(14,695,914)	$(14,687,981)

The accompanying notes are an integral part of these financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

STATEMENTS OF CASH FLOWS

	For the year ended March 31, 2020	For the year ended March 31, 2019
Cash Flows from Operating Activities:
Net (loss) income	$(5,024,004)	$989,799
Adjustments to reconcile net (loss) income to net cash and cash held in Trust Escrow used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,365,456)	(5,281,923)
Depreciation	3,660	3,659
Deferred income taxes	216,000	(216,000)
Changes in operating assets and liabilities:
Prepaid expenses	(50,896)	65,962
Other current assets	(236)	20,233
Taxes payable	(62,450)	(18,500)
Accounts payable and accrued expenses	2,870,969	2,395,457
Net cash and cash held in Trust Escrow used in operating activities	(3,412,413)	(2,041,313)

Cash Flows from Investing Activities:
Withdrawal from Trust Account for taxes	82,400	336,274
Withdrawal from Trust Account in anticipation of closing transfers	1,868,304	-
Investment of cash in Trust Account	(2,138,251)	(1,864,745)
Shareholder redemption paid from Trust Account	292,006,948	28,458,888
Net cash and cash held in Trust Escrow provided by investing activities	291,819,401	26,930,417

Cash Flows from Financing Activities:
Shareholder redemptions	(292,006,948)	(28,458,888)
Proceeds from promissory notes – related parties	5,200,866	3,222,373
Proceeds from convertible promissory notes – related parties	142,372	-
Net cash and cash held in Trust Escrow used in financing activities	(286,663,710)	(25,236,515)

Net Change in Cash and Cash Held in Trust Escrow	1,743,278	(347,411)
Cash and Cash Held in Trust Escrow - Beginning	135,265	482,676
Cash and Cash Held in Trust Escrow – Ending	$1,878,543	$135,265

Supplemental Information
Interest paid	$-	$-
Income taxes paid	$225	$31,163

Non - Cash investing and financing activities:

Change in value of common stock subject to possible redemption	$(12,525,727)	$874,946

The accompanying notes are an integral part of these financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

American Virtual Cloud Technologies, Inc. (f/k/a Pensare Acquisition Corp.) (collectively the “Company” or “AVCT”), was a blank check company incorporated in Delaware on April 7, 2016. The Company was formed for the purpose of acquiring, through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, recapitalization, exchangeable share transaction or other similar business transaction, one or more operating businesses or assets with one or more targets (a “Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses in the wireless telecommunications industry in the United States.

All activity through March 31, 2020 relates to the Company’s formation, its initial public offering (“Initial Public Offering”) as described below, identifying a target company for a Business Combination and activities in connection with the proposed mergers with U.S. TelePacific Holdings Corp. d/b/a TPx Communications (“TPx”) and Stratos Management Systems, Inc., a Delaware corporation (“Computex”). On May 20, 2019, the Company mutually agreed with TPx to terminate the Business Combination Agreement (the “TPx Agreement”) between the Company, TPx and Tango Merger Sub Corp., a Delaware corporation and a wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to a Termination of Business Combination Agreement dated as of May 20, 2019, effective as of such date. As a result of the termination of the TPx Agreement, effective as of May 20, 2019, the TPx Agreement is of no further force or effect, and no party to the TPx Agreement shall have any liability under the TPx Agreement except as otherwise expressly set forth in the agreement. On July 25, 2019, the Company entered into a Business Combination Agreement (the “Agreement”) among the Company, Computex, Merger Sub and Stratos Management Systems Holdings, LLC, a Delaware limited liability company (“Holdings”).

On April 7, 2020, the Company consummated the Business Combination pursuant to the Agreement, by and among AVCT, Merger Sub, Holdings, and Computex, pursuant to which Computex merged with and into Merger Sub (the “Merger”), with Merger Sub surviving the Merger as a wholly owned subsidiary of AVCT (the “Surviving Corporation”).

Upon consummation of the Merger, the Company issued to Holdings an aggregate of 8,189,490 shares of common stock. The aggregate value of the consideration issued to Holdings in exchange for the equity of Computex was $61,211,000 as follows: $20,000,000 in convertible debt, $16,642,530 in assumed debt and $24,576,659 in equity (8,189,490 shares of AVCT common stock valued at $3.00 per share). As a result of the Merger, Computex received approximately $9,000,000 in cash at closing of which approximately $8,000,000 was received directly by Computex and approximately $1,000,000 was paid directly to Comerica Bank for the prepayment of interest of Computex’s Credit Agreement which is described in Note 11.

The Company will engage an independent valuation firm to assist with the valuation of intangible assets acquired in connection with the acquisition of Computex; however, that valuation is not yet complete. In future filings, if the allocation of the purchase price of Computex is not yet final AVCT will disclose the item(s) that still remain outstanding in accordance with the requirement contained in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”.

Following the completion of the Merger (the “Closing”), substantially all of AVCT’s assets and operations are held and conducted by the Surviving Corporation and its subsidiaries, and AVCT’s only assets are all of the issued and outstanding equity interests in the Surviving Corporation. Prior to the Closing, but in contemplation thereof, the Company changed its name from “Pensare Acquisition Corp.” to “American Virtual Cloud Technologies, Inc.” and “Tango Merger Sub Corp.” to “Stratos Management Systems, Inc.” As of and as a result of the consummation of the Merger, AVCT ceased to be a shell company, as defined in Rule 12b-2 of the Exchange Act.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

Following the closing of the Initial Public Offering on August 1, 2017, an amount of $270,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants were placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below, except that interest earned on the Trust Account can be released to pay the Company’s tax obligations.

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

Transaction costs amounted to $8,646,303, consisting of $7,762,500 of underwriting fees, and $883,803 of other costs. In addition, as of March 31, 2020, $10,239 of cash was held outside of the Trust Account, which is available for working capital purposes.

The Company’s management had broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Placement Warrants (subject to terms and conditions set forth in the certain trust agreement), although substantially all of the net proceeds were intended to be applied generally toward consummating a Business Combination.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

The Company will provide its stockholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then on deposit in the Trust Account, net of taxes payable (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants or rights. The Common Stock subject to redemption has been recorded at redemption value and classified as temporary equity upon the completion of the Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity.” The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, in the case of a stockholder vote, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) have agreed to vote their Founder Shares (as defined in Note 6), and any Public Shares held by them in favor of approving a Business Combination and not to redeem any shares. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

On July 25, 2019, the Company issued a press release announcing the execution of a Business Combination Agreement (the “Agreement”) among the Company, Stratos Management Systems, Inc. a Delaware Corporation (“Computex”), Tango Merger Sub Corp., a Delaware corporation and Stratos Management Systems Holdings, LLC, a Delaware limited liability company, pursuant to which the Company agreed to acquire Computex in a transaction (the “Transaction”) that will result in Computex becoming a wholly owned subsidiary of the Company. Computex is an industry-leading IT service provider of choice focused on helping customers transform their businesses through technology. Computex offers a comprehensive portfolio of managed IT services to a wide range of clients including Unified Communications-as-a-Service (“UCaaS”), directory and messaging services, enterprise networking, cybersecurity, collaboration, data center, integration, storage, backup, virtualization, and converged infrastructure. On December 20, 2019, the Company entered into Amendment No. 1 to the Agreement (the “Amendment”). The Amendment amends the Agreement to among other things (i) reduce the aggregate merger consideration payable from $65 million to $60 million, (ii) change the allocation of the merger consideration so that it is payable as follows: (a) an amount in cash equal to two-thirds of the cash raised by the Company in the PIPE transactions less $5 million, subject to a cap of $20 million, (b) $5 million of any securities, other than shares of the Company’s common stock, sold in the PIPE transaction (the “PIPE Securities”), and (c) the balance of the merger consideration in shares of the Company’s common stock, (iii) provide for the optional redemption of some or all of the PIPE Securities following the closing of the merger, to the extent that the Company raises additional funds in private placements following the merger of , (iv) adjust a condition to the closing of the merger to require that the Company shall have at least an aggregate of $35 million of cash held either in or outside of the Trust Account at the effective time of the merger (reduced from $150 million): and (v) adjust the date by which the closing of the merger must occur from December 31, 2019 to April 1, 2020.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS (continued)

Additionally, on July 25, 2019, the Company announced that they entered into a non-binding letter of intent to acquire a second company, a leading developer of UCaaS technology and that they have joined AT&T Partner Exchange®, a platform pursuant to which they will be able to bundle and resell certain AT&T branded products and solutions with their own services following the consummation of the Transaction.

On September 11, 2019 and September 23, 2019, the Company received written notices from the Listing Qualifications Department of NASDAQ indicating that the Company was not in compliance with Listing Rule 5550(a)(3), which requires the Company to have at least 300 public holders for continued listing on the NASDAQ Capital Market and Listing Rule 5550(a)(4), due to the Company’s failure to meet the minimum 500,000 publicly held shares requirement for continued listing on the NASDAQ Capital Market. The Company submitted a plan to regain compliance with these rules on October 25, 2019 and were subsequently granted an extension to complete a business combination and demonstrate compliance with Nasdaq's initial listing requirements by March 9, 2020.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

2. LIQUIDITY

As of March 31, 2020, the Company had $10,239 in its operating bank accounts, $813 in cash and marketable securities held in the Trust Account and $1,868,304 in a Trust Escrow Account to be used for a Business Combination, to repurchase or convert stock, or to pay corporate taxes in connection therewith and a working capital deficit of $14,698,868. To date, the Company has withdrawn $418,674 of interest from the Trust Account in order to pay the Company’s tax obligations. On April 7, 2020, in conjunction with the business combination, 91,637 shares of common stock were redeemed at a Trust price of $10.96 for a total redemption payment of $1,004,729. The redemptions were paid from the funds in Trust Escrow to the redeeming shareholders, leaving a net trust balance of $864,419, which became available for working capital.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identification and evaluation of prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting target businesses to acquire, and structuring, negotiating and consummating the Business Combination.

The Company may need to raise additional capital through loans or additional investments from our Sponsor, stockholders, officers, directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs (“Working Capital Loans”).

For the year ended March 31, 2020, the Sponsor advanced the Company $3,204,986 for working capital purposes. As of March 31, 2020, total Sponsor advances to the Company totaled $4,562,614 for working capital purposes.

On August 8, 2019, the Company signed a $700,000 promissory note with an affiliate of the Sponsor. This promissory note is payable without interest and due upon the consummation of a Business Combination.

These advances are included on the balance sheet as part of promissory notes-related party in addition to the Trust Loans discussed in note 6.

As of March 31, 2020, the Working Capital Loans, evidenced by promissory notes, were payable without interest upon consummation of a Business Combination or, at the holder’s discretion, up to $1,500,000 of the note may be converted into warrants (“Warrants”) at a conversion price of $1.00 per Warrant. Each Warrant would contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share as more fully described in the prospectus for the IPO dated July 27, 2017. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holders’ discretion, up to $1,500,000 of the Working Capital Loans may be converted into Warrants at a price of $1.00 per Warrant.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

2. LIQUIDITY (continued)

At the Closing, the Company issued approximately $8.6 million in aggregate principal amount issued to the Sponsor as part of the PIPE Units issued in exchange for the cancellation of indebtedness previously incurred by the Company to the Sponsor. The PIPE Debentures bear interest at a rate of 10% per annum, payable quarterly on the last day of each calendar quarter in the form of additional PIPE Debentures, except upon maturity in which case accrued and unpaid interest is payable in cash. The entire principal amount of each PIPE Debenture, together with accrued and unpaid interest thereon, is due and payable on the earlier of (i) such date, commencing on or after October 7, 2022, as the holder thereof, at its sole option, upon not less than 30 days prior written notice to the Company, demands payment thereof and (ii) the occurrence of a Change in Control (as defined in PIPE Debentures).

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

Cash held in Trust Escrow

The Escrowed Amount is being held in a non-interest bearing account, is under the Company’s full control and is restricted to be used for a Business Combination, to repurchase or convert stock, or to pay corporate taxes.

Cash and marketable securities held in Trust Account

The assets held in the Trust Account are held in cash and U.S. Treasury Bills and are classified as trading securities.

Common stock subject to possible redemption

The Company accounts for its Common Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common Stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable Common Stock (including Common Stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Common Stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020 and March 31, 2019, Common Stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the financial statements.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

At March 31, 2020, management had determined that it is more likely than not, that its deferred income tax asset, will not be realized within this year and accordingly has recorded a valuation allowance reducing the full amount of the deferred income tax asset to zero.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2020 and March 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties.

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

Net loss per common share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. Shares of Common Stock subject to possible redemption at March 31, 2020 and March 31, 2019 have been excluded from the calculation of basic income (loss) per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants sold in the Initial Public Offering and private placement to purchase 15,525,000 and 10,512,500 shares of Common Stock, respectively, (2) rights sold in the Initial Public Offering that convert into 3,105,000 shares of Common Stock, (3) the unit purchase option of up to 1,350,000 Units sold to the underwriters, exercisable at $10.00 per Unit, which consists of 1,350,000 shares of Common Stock, 675,000 warrants (convertible into 675,000 shares of Common Stock), and 1,350,000 rights (convertible into 135,000 shares of Common Stock) and, 4) $1,500,000 of promissory notes, which is payable without interest upon consummation of a Business Combination or, at the holder’s discretion, which may be converted, in part, into Warrants at a conversion price of $1.00 per Warrant, in the calculation of diluted loss per share, since the exercise of the warrants, the conversion of the rights into shares of Common Stock and conversion of the working capital loan are contingent upon the occurrence of a future event. As a result, diluted loss per common share is the same as basic loss per common share for the periods.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reconciliation of net loss per common share

The Company’s net income is adjusted for the portion of income that is attributable to Common Stock subject to redemption, as these shares only participate in the income of the Trust Account and not the income (losses) of the Company. Accordingly, basic and diluted loss per common share is calculated as follows:

	For the Year Ended March 31, 2020	For the Year Ended March 31, 2019
Net (loss) income	$(5,024,004)	$989,799
Less: Income attributable to ordinary shares subject to redemption (a)	-	(4,841,402)
Adjusted loss	$(5,024,004)	$(3,851,603)

Weighted average share outstanding, basic and diluted	8,375,507	8,563,373
Basic and diluted net loss per ordinary share	$(0.60)	$(0.45)

(a) Interest Income	$1,365,456	$5,281,923
Less: Income Taxes	216,275	163
Less: Franchise Taxes	10,980	212,569
	1,138,201	5,069,191
Percentage of ordinary shares subject to redemption to total ordinary shares	0.00%	95.51%
Income attributable to ordinary shares subject to redemption	$0	$4,481,402

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2020 and March 31, 2019, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recently issued accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

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

Proceeds of $310,500,000 from the Initial Public Offering and Private Placement Warrants were held in the trust account, along with any additional interest earned thereon not used to pay for taxes.

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

6. RELATED PARTY TRANSACTIONS

Founder Shares

In May 2016, the Company issued 10,000 shares of Common Stock to the Sponsor for $10.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

6. RELATED PARTY TRANSACTIONS (continued)

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

Related Party Loans

For the year ended March 31, 2020, the Sponsor advanced the Company $3,204,986 for working capital purposes. As of March 31, 2020 and March 31, 2019, the Sponsor loaned the Company $4,562,614 and $1,357,628 for working capital purposes, respectively. These advances are included on the balance sheet as part of promissory notes-related party in addition to the Trust Loans discussed below in Note 6. The Working Capital Loans, evidenced by a promissory note, shall be payable without interest upon consummation of a Business Combination or, at the holder’s discretion, the note may be converted into Warrants at a conversion price of $1.00 per Warrant. Each Warrant will contain terms identical to those of the warrants issued in the private placement, entitling the holder thereof to purchase one share of Common Stock at an exercise price of $11.50 per share.

In order to finance transaction costs in connection with a Business Combination, the Sponsor, the Company’s officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, as may be required. Each Working Capital Loan would be evidenced by a promissory note. The Working Capital Loans would either be paid upon consummation of a Business Combination, without interest, or, at the holder’s discretion, up to $1,500,000 of the Working Capital Loans may be converted into Warrants at a price of $1.00 per Warrant. The Warrants would be identical to the Private Placement Warrants.

On January 16, 2019, the Company announced that the Sponsor, had agreed to contribute to the Trust Account, as a loan, $0.033 for each public share that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from February 1, 2019 to May 1, 2019, for each calendar month (commencing on February 2, 2019 and on the second day of each subsequent month), or portion thereof, that is needed by the Company to complete a Business Combination from February 2, 2019 until May 1, 2019.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

6. RELATED PARTY TRANSACTIONS (continued)

On February 1, 2019, the Company signed a promissory note agreeing to pay up to $2,797,117 of advances to be made by the Sponsor to cover contribution payments due to the Trust Account. On April 29, 2019, the Company held a special meeting of stockholders at which time the stockholders of the Company approved an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination for an additional three months, from May 1, 2019 to August 1, 2019

On April 22, 2019, the Company announced that the Sponsor, had agreed to contribute to the Trust Account, as a loan, $0.033 for each share of Common Stock issued in the initial public offering that was not redeemed in connection with the stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation to extend the date by which they have to consummate a Business Combination for an additional three months, from May 1, 2019 to August 1, 2019. The contribution was deposited in the trust account established in connection with the Company’s initial public offering. On May 9, 2019, the Company signed a promissory note agreeing to repay $805,916 for an advance made by the Sponsor as an additional contribution payment to the Trust Account. On May 31, 2019, the Company announced that the Sponsor will reduce its contributions to the Trust Account. The Sponsor will continue to pay to the Trust Account $0.033 per public share that has not been redeemed per month, but the total monthly payment will be no greater than $200,000. If more than 6,060,038 public shares remain outstanding after redemptions in connection with this adjustment, then the amount paid per share will be reduced proportionately. In connection with this announcement, the Company offered the public stockholders the right to redeem their shares of common stock for their pro rata portion of the funds available in the Trust Account. On August 5, 2019, the Company again updated its promissory note to include $399,962 of additional advances made by the Sponsor to cover contribution payments due to the Trust.

As of March 31, 2020 and March 31, 2019, $4,002,997 and $1,864,745 in Trust Loans were advanced under that note, respectively.

Promissory notes payable - related party loans were $7,065,611 and $1,864,745, at March 31, 2020 and March 31, 2019, respectively.

Convertible promissory notes payable - related party loans were $1,500,000 and $1,357,628, at March 31, 2020 and March 31, 2019, respectively.

Subsequent to March 31. 2020, at the Closing, the Company issued to the PIPE Investors PIPE Debentures having an aggregate principal amount of approximately $43.2 million (including $3.0 million in aggregate principal amount issued as part of PIPE Units sold to MasTec, $20.0 million in aggregate principal amount issued as part of PIPE Units issued to Holdings pursuant to the terms of the Business Combination Agreement, approximately $8.6 million in aggregate principal amount issued to the Sponsor as part of the PIPE Units issued in exchange for the cancellation of indebtedness previously incurred by the Company to the Sponsor and $11.6 million in aggregate principal amount issued to various vendors in exchange for payment of previously incurred expenses.). The PIPE Debentures bear interest at a rate of 10% per annum, payable quarterly on the last day of each calendar quarter in the form of additional PIPE Debentures, except upon maturity in which case accrued and unpaid interest is payable in cash. The entire principal amount of each PIPE Debenture, together with accrued and unpaid interest thereon, is due and payable on the earlier of (i) such date, commencing on or after October 7, 2022, as the holder thereof, at its sole option, upon not less than 30 days prior written notice to the Company, demands payment thereof and (ii) the occurrence of a Change in Control (as defined in PIPE Debentures).

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

6. RELATED PARTY TRANSACTIONS (continued)

Related Party Fees

The Company has incurred related party administrative fees of $20,000 per month from August 2017 through March 31, 2020. These costs have been included in the operating costs in the Company’s statements of operations. The administrative fees incurred by the Company were $240,000 for the years ended March 31, 2020 and 2019, respectively.

The Company shares office space with an affiliate and participates in a cost sharing arrangement in a month to month leasing arrangement. Expenses incurred under this agreement for the year ended March 31, 2020 were $192,987. These expenses have been incurred but not paid and are reflected in the promissory notes - related party.

7. COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants (and their underlying securities) and any warrants that may be issued upon conversion of the Working Capital Loans (and their underlying securities) will be entitled to registration rights pursuant to a registration rights agreement signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement will provide that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Subsequent to March 31, 2020, at the Closing, EBC was issued 2,500,000 PIPE Units consisting of (i) $1,000 in principal amount of the PIPE Debentures and (ii) one PIPE Warrant to purchase 100 shares of common stock at an exercise price of $0.01and a $500,000 promissory note which bears interest at a rate of 12% per annum.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

8. STOCKHOLDERS’ EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock, par value $0.001. At March 31, 2020 and March 31, 2019, there were no shares of preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 100,000,000 shares of Common Stock with a par value of $0.001 per share. Holders of the Company’s Common Stock are entitled to one vote for each share. As of March 31, 2020 and March 31, 2019, there were 7,932,977 and 9,032,109, respectively, shares of Common Stock issued and outstanding (excluding 0 and 26,984,101 shares subject to possible redemption).

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

Subsequent to March 31, 2020, concurrently with the Closing, AVCT, the Sponsor, the Initial Stockholders, Holdings and the other PIPE Investors entered into the Registration Rights Agreement. The Registration Rights Agreement amended, restated and replaced the registration rights agreement entered into by and among AVCT, the Sponsor and the initial Stockholders on July 27, 2017. Pursuant to the terms of the Registration Rights Agreement, the holders of certain of securities, including Founder Shares, the shares of common stock underlying the Private Placement Warrants, and the shares of common stock underlying the securities issued in the PIPE, are entitled to certain registration rights under the Securities Act and applicable state securities laws with respect to such shares of common stock, including up to eight demand registrations in the aggregate and customary “piggy-back” registration rights.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

8. STOCKHOLDERS’ EQUITY (continued)

Subsequent to March 31, 2020, at the Closing, the Company issued to PIPE Investors the PIPE Warrants to purchase an aggregate of up to 4,316,936 shares of common stock (including PIPE Warrants to purchase up to 2,000,000 shares, 856,561 shares and 300,000 shares of common stock issued to Holdings, the Sponsor and MasTec, respectively, as part of the PIPE Units issued to them), at an exercise price of $0.01 per share. The PIPE Warrants are exercisable at any time through the fifth anniversary of the date of issuance. The number of shares issuable upon exercise of each PIPE Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

8. STOCKHOLDERS’ EQUITY (continued)

The Company estimated that the fair value of this unit purchase option was $4,547,505 (or $3.37 per Unit) using a Black-Scholes option-pricing model. The fair value of the unit purchase option granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.80% and (3) expected life of five years. The option and the 1,350,000 Units have been deemed compensation by FINRA and GAAP and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Offering except to any underwriter and selected dealer participating in the Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions, which will be paid for by the holders themselves.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

9. FAIR VALUE MEASUREMENTS (continued)

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and March 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2020	March 31, 2019

Assets:
Cash and marketable securities held in Trust Account	1	$813	$290,454,757

10. INCOME TAX

On December 31, 2017, the U.S. Tax Cuts and Job Acts of 2017 (“Tax Reform”) was signed into law. As a result of Tax Reform, the U.S. statutory tax rate was lowered from 35% to 21% effective January 1, 2018, among other changes. ASC Topic 740 requires companies to recognize the effect of tax law changes in the period of enactment; therefore, the Company would be required to revalue its deferred tax assets and liabilities at December 31, 2017 at the new rate. The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain tax effects of Tax Reform.

The financial statement impact related to the adoption of Tax Act 2017 had no impact on the total provision for income tax (expense) benefit for the years ended March 31, 2020 and 2019.

The Company’s net deferred tax assets are as follows:

	Year Ended March 31, 2020	Year Ended March 31, 2019
Deferred tax asset
Net operating loss carryforward	$1,382,083	$378,831
Total deferred tax assets	1,382,083	378,831
Valuation allowance	(1,382,083)	(162,831)
Deferred tax asset, net of allowance	$-	$216,000

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

10. INCOME TAX (continued)

The income tax benefit (provision) consist of the following:

	Year Ended March 31, 2020	Year Ended March 31, 2019
Federal
Current	$-	$-
Deferred	-	(164,627)

State
Current	$(275)	$(163)
Deferred	-	-

Change in valuation allowance	(216,000)	380,627
Income tax (provision) benefit	$(216,275)	$215,837

A reconciliation of federal income tax rate to the Company’s effective tax rate at March 31, 2020 and 2019 is as follows:

	Year Ended March 31, 2020	Year Ended March 31, 2019

Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.01%	0.02%
Permanent items	0.00%	0.27%
Change in valuation allowance	(16.50)%	(49.18)%
Income tax provision (benefit)	4.51%	(27.89)%

As of March 31, 2020, the Company has a federal net operating loss carryforward of approximately $6,581,349, which may be carried forward indefinitely. Upon confirmation of an ownership change, the net operating loss would be reduced and any remaining net operating loss utilization would be subject to an annual limitation under Section 382 of the Internal Revenue Code. At the time of the business combination on April 7, 2020, the value of the Company’s stock prior to the ownership change was negative, which would therefore limit the NOL to zero.

A valuation allowance has been established to offset the net deferred tax asset to the extent the Company has determined that it is more likely than not that the future tax benefits will not be realized.

The Company files a federal income tax return and separate income tax returns in various states. For federal and certain states, the 2016 through 2019 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations. The Company plans to change to a calendar year end and file a short year return for the period ending December 31, 2019.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2020

11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued.

Except as described in these financial statements and below, the Company did not identify subsequent events that would have required adjustment or disclosure in the financial statements other than the following.

In December 2019, a novel strain of coronavirus was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on the Company’s customers, employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company’s financial condition or results of operations is uncertain.

On April 3, 2020, AVCT and the PIPE Investors entered into the Securities Purchase Agreement, pursuant to which the PIPE Investors agreed to purchase, and the Company agreed to sell the PIPE Units, each PIPE Unit consisting of (i) $1,000 in principal amount of the PIPE Debentures and (ii) one PIPE Warrant to purchase 100 shares of common stock at an exercise price of $0.01 per whole share. Pursuant to the terms of the Securities Purchase Agreement, the Company issued to PIPE Investors approximately 43,169 PIPE Units at the Closing. The Company received approximately $9,500,000 in new funding as a result of the issuance. The Company may issue up to approximately 56,861 additional PIPE Units in the aggregate in one or more subsequent dates through August 5, 2020.

At the time of the business combination on April 7, 2020, Computex merged with and into Merger Sub, with Merger Sub surviving the Merger as a wholly-owned subsidiary of AVCT, on the terms and subject to the conditions set forth in the Business Combination Agreement. As a result, all shares of Computex common stock issued and outstanding immediately prior to the Closing were cancelled and all shares of Computex common stock held in the treasury of Computex were cancelled without any conversion thereof. Each share of common stock of Merger Sub issued and outstanding immediately prior to the Closing was converted into and exchanged for one validly issued, fully paid and nonassessable share of Common Stock, par value $0.01 per share, of the Surviving Corporation; and AVCT delivered to Holdings (i) the Stock Consideration, consisting of 8,189,490 shares of Common Stock of AVCT and (ii) the PIPE Consideration, consisting of 20,000 Units. The Company will need to engage an independent valuation firm to assist in the valuation of intangible assets acquired in conjunction with the acquisition of Computex; however, that valuation has not yet been completed. Upon consummation of the Merger, the Company issued to Holdings an aggregate of 8,189,490 shares of common stock. The aggregate value of the consideration issued to Holdings in exchange for the equity of Computex was $61,211,000 as follows: $20,000,000 in convertible debt, $16,642,530 in assumed debt and $24,576,659 in equity (8,189,490 shares of AVCT common stock valued at $3.00 per share).

Concurrently with the Closing, the Company, the Surviving Corporation, the subsidiaries of the Surviving Corporation and Comerica Bank (“Comerica”) entered into a Third Amendment to Loan Documents (the “Third Amendment”). The Third Amendment added the Company and the Surviving Corporation as borrowers under the existing Credit Agreement, dated December 18, 2017 (as amended, the “Credit Agreement”), to which Computex and Comerica are parties, and amended certain provisions of the Credit Agreement, including changing the maturity date of the loans under the Credit Agreement to December 31, 2020, and removing certain financial covenants under the Credit Agreement.

To finance its growth strategy, the Surviving Corporation continues to pursue strategic acquisitions and related growth opportunities and is seeking additional funding through equity financing, including the sale of additional shares of common and preferred stock and conversion of PIPE debentures, and debt financing.

In addition, on April 7, 2020, AVCT issued to the PIPE Investors the Guaranty, pursuant to which such entities jointly and severally guaranteed the obligations of the Company under the PIPE Debentures. Concurrently with the Closing, the Company issued approximately $8.6 million in aggregate principal to the Sponsor as part of the PIPE Units issued in exchange for the cancellation of related party indebtedness previously incurred by the Company and recorded as liabilities as of March 31, 2020.

On May 4, 2020, the Company and Comerica entered into a Fourth Amendment to the Credit Agreement (the “Fourth Amendment”). The Fourth Amendment amended certain provisions of the existing Credit Agreement, dated December 18, 2017, as amended, including a modification to the covenant in the Credit Agreement that prohibits the incurrence by the borrowers of additional indebtedness to exclude (i) indebtedness incurred by the borrowers under the U.S. Small Business Association’s Paycheck Protection Program (“PPP”) established under the Coronavirus Aid, Relief and Economic Security Act and the related rules and regulations and (ii) up to $1.5 million in indebtedness incurred for the sole purpose of financing insurance premiums.

The Company obtained a PPP loan in the amount of $4.1 million in April 2020 and presently anticipates meeting the PPP requirements for the loan to be forgiven in total. Additionally, the Company obtained $1.2 million of insurance premium financing in May 2020, payable in nine equal monthly instalments through February 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

/s/ Darrell J. Mays
Name:	Darrell J. Mays
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas H. King
Name:	Thomas H. King
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 29, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darrell J. Mays and Thomas H. King, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Lawrence E. Mock, Jr.	Chairman of the Board	June 29, 2020
Lawrence E. Mock, Jr.

/s/ Darrell J. Mays	Chief Executive Officer	June 29, 2020
Darrell J. Mays

/s/ Thomas H. King	Chief Financial Officer	June 29, 2020
Thomas H. King

/s/ Graham McGonigal	Chief Operating Officer	June 29, 2020
Graham McGonigal

/s/ Mark Downs	Director	June 29, 2020
Mark Downs

/s/ U. Bertram Ellis, Jr.	Director	June 29, 2020
U. Bertram Ellis, Jr.

/s/ Suzanne Shank	Director	June 29, 2020
Suzanne Shank

/s/ Karl Krapek	Director	June 29, 2020
Karl Krapek

/s/ Dennis Lockhart	Director	June 29, 2020
Dennis Lockhart

/s/ Dr. Klaas Baks	Director	June 29, 2020
Dr. Klaas Baks