Form 10-Q
period 2020-06-30
American Virtual Cloud Technologies, Inc.
filed 2020-08-14
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-38167

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	81-2402421
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

1720 Peachtree Street, Suite 629

Atlanta, GA 30309
(Address of principal executive offices)

(404) 239-2863

(Registrant’s telephone number, including area code)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 11, 2020, 19,635,830 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

i

 PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, or as otherwise noted)

	June 30, 2020	December 31, 2019
	Successor	Predecessor
	(Unaudited)
ASSETS
Current assets:
Cash	$6,640	$18
Trade receivables, net	17,905	16,092
Prepaid expenses	2,860	397
Inventory	1,403	350
Other current assets	-	224
Total current assets	28,808	17,081
Property and equipment, net	8,187	9,608
Other assets:
Goodwill	40,869	21,215
Other intangible assets, net	23,750	2,404
Other noncurrent assets	65	69
Total other assets	64,684	23,688
TOTAL ASSETS	$101,679	$50,377

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$26,585	$21,731
Unearned revenue	3,266	6,431
Line of credit	8,010	-
Current portion of notes payable and capital leases	8,165	2,506
Other current liabilities	121	-
Total current liabilities	46,147	30,668
Long-term liabilities
Line of credit	-	6,051
Notes payable and capital leases (net of current portion and deferred financing fees)	2,789	5,685
Convertible Debentures, net of discount - related party	10,035	-
Convertible Debentures, net of discount	25,140	-
Subordinated promissory note	500	-
Deferred tax liability	3,426	-
Other liabilities	99	180
Total long-term liabilities	41,989	11,916
Total liabilities	88,136	42,584

Commitments and contingent liabilities (see note 15)

Stockholders' equity:
Successor:

Preferred stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 19,635,830 shares issued and outstanding as of June 30, 2020	2	-
Additional paid-in capital	33,629	-
Accumulated deficit	(20,088)	-

Predecessor:
Predecessor common stock, $0.001 par value; 1,000 shares authorized; 1,000 shares issued and outstanding as of December 31, 2019	-	-
Additional paid-in capital	-	18,717
Accumulated deficit	-	(10,924)
Total stockholders’ equity	13,543	7,793
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,679	$50,377

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	April 7, 2020	April 1, 2020	April 1, 2019	January 1, 2020	January 1, 2019
	through	through	through	through	through
	June 30, 2020	April 6, 2020	June 30, 2019	April 6, 2020	June 30, 2019
	Successor	Predecessor	Predecessor	Predecessor	Predecessor

Revenues:
Hardware	$10,442	$234	$12,165	$10,587	$28,489
Software and maintenance	1,532	-	1,383	1,459	3,029
Services	6,984	441	7,276	6,880	13,958
Other	139	-	119	111	348
Total revenues	19,097	675	20,943	19,037	45,824

Cost of revenue	12,917	402	15,315	12,426	33,340

Gross profit	6,180	273	5,628	6,611	12,484

Transaction costs	142	-	-	-	-
Selling, general and administrative expenses	7,546	760	6,472	7,835	13,475

Loss from operations	(1,508)	(487)	(844)	(1,224)	(991)

Other (expense) income
Interest expense - related party	(554)	-	-	-	-
Interest expense	(1,607)	(143)	(371)	(384)	(670)
Other (expense) income	(13)	13	103	31	145
Total other expenses	(2,174)	(130)	(268)	(353)	(525)

Net loss before income taxes	(3,682)	(617)	(1,112)	(1,577)	(1,516)

Benefit (provision) for income taxes	8	(1)	(65)	(12)	(88)

Net loss	$(3,674)	$(618)	$(1,177)	$(1,589)	$(1,604)

Loss per share - basic and diluted	$(0.19)	$(617.60)	$(1,175.90)	$(1,587.30)	$(1,604.60)

Weighted average shares outstanding - basic and diluted	19,635,830	1,000	1,000	1,000	1,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (Deficit) EQUITY

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	For the period April 1, 2019 through June 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Predecessor
Balance, April 1, 2019	1,000	$-	$18,717	$(6,968)	$11,749
Net loss	-	-	-	(1,177)	(1,177)
Balance, June 30, 2019	1,000	$-	$18,717	$(8,145)	$10,572

	For the period January 1, 2019 through June 30, 2019
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Predecessor
Balance, January 1, 2019	1,000	$-	$18,717	$(6,640)	$12,077
Cumulative effect of accounting change (See Note 4)	-	-	-	99	99
Net loss	-	-	-	(1,604)	(1,604)
Balance, June 30, 2019	1,000	$-	$18,717	$(8,145)	$10,572

	For the period January 1, 2020 through April 6, 2020
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Predecessor
Balance, January 1, 2020	1,000	$-	$18,717	$(10,924)	$7,793
Net loss	-	-	-	(971)	(971)
Balance, March 31, 2020	1,000	-	18,717	(11,895)	6,822
Net loss	-	-	-	(618)	(618)
Balance, April 6, 2020	1,000	$-	$18,717	$(12,513)	$6,204

	For the period April 7, 2020 through June 30, 2020
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Successor
Balance, April 7, 2020	7,932,977	$1	$7	$(15,410)	$(15,402)
Conversion of rights (previously issued in the IPO) into shares	3,105,000	-	-	-	-
Issuance of shares in connection with the acquisition of Computex (as defined in Note 1)	8,189,490	1	24,567	-	24,568
Issuance of shares in exchange for services	500,000	-	1,500	-	1,500
Deferred underwriting fees relating to IPO	-	-	(3,000)	-	(3,000)
Debenture discount relative to value of warrants	-	-	9,937	-	9,937
Redemption of shares held in trust	(91,637)	-	-	(1,004)	(1,004)
Stock-based compensation	-	-	618	-	618
Net loss	-	-	-	(3,674)	(3,674)
Balance, June 30, 2020	19,635,830	$2	$33,629	$(20,088)	$13,543

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	April 7, 2020	January 1, 2020	January 1, 2019
	through	through	through
	June 30, 2020	April 6, 2020	June 30, 2019
	Successor	Predecessor	Predecessor

Cash Flows from Operating Activities:
Net loss	$(3,674)	$(1,589)	$(1,604)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	827	933	1,882
Amortization of intangible assets	550	263	494
Amortization of convertible debenture discount relative to warrants	927	-	-
Interest on convertible debt paid-in-kind	1,015	-	-
Share-based compensation	618	-	-
Deferred income taxes	(24)	-	-
Amortization and write-off of deferred financing costs	7	128	23
Changes in operating assets and liabilities:
Accounts receivable	(4,109)	2,296	25,497
Prepaid expenses	(1,327)	(1,074)	-
Inventory	31	(1,084)	(279)
Accounts payable and accrued expenses	(4,672)	756	(21,099)
Other current assets	-	217	526
Other current liabilities	121	2	-
Unearned revenue	(821)	(2,353)	(2,019)
Other liabilities	(20)	(76)	(20)
Net cash (used in) provided by operating activities	(10,551)	(1,581)	3,401
Cash Flows from Investing Activities:
Cash from the acquisition of Computex (See Note 1)	269	-	-
Purchase of property and equipment	(171)	(157)	(263)
Net cash provided by (used in) investing activities	98	(157)	(263)
Cash Flows from Financing Activities:
Net change in line of credit	(1,070)	3,029	(1,666)
Debt repayments (including capital lease obligations)	(332)	(1,040)	(1,464)
Proceeds from PPP Loan (See Note 8)	4,135	-	-
Issuance of convertible debentures	12,104	-	-
Issuance of common stock	1,500	-	-
Redemption of shares held in trust	(1,004)	-	-
Payment of deferred financing fees	(113)	-	-
Net cash provided by (used in) financing activities	15,220	1,989	(3,130)
Net change in cash	4,767	251	8
Cash, beginning of period	1,873	18	260
Cash, end of period	$6,640	$269	$268
Supplemental Disclosures about Cash Flow Information
Cash paid for interest	$205	$384	$647
Cash paid (refunds received) for income taxes	$-	$(4)	$61
Supplemental Schedule of Noncash Investing and Financing Activities
Noncash acquisition of Computex in exchange for common stock, convertible Debentures and assumed debt	$61,211	$-	$-
Relative fair value of warrants issued with convertible Debentures	$9,937	-	-
Promissory note - related party, exchanged for convertible Debentures	$8,566	-	-
Deferred underwriting fees settled via the issuance of common stock and the issuance of subordinated promissory note	$3,000	-	-
Assets acquired by capital lease	$-	$-	$299

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

1. Organization and Business Operations

Organization

American Virtual Cloud Technologies, Inc. (“AVCT,” the “Company,” “we,” “us,” “our” or “Successor”) was incorporated in Delaware on April 7, 2016.

On April 7, 2020 (the "Closing Date"), AVCT (formerly known as Pensare Acquisition Corp.) consummated a business combination transaction (the “Business Combination”) in which it acquired Stratos Management Systems, Inc. (“Computex”), a private operating company that does business as Computex Technology Solutions. The Business Combination was consummated pursuant to the terms of an amended agreement originally entered into on July 25, 2019. In connection with the closing of the Business Combination, the Company changed its name to American Virtual Cloud Technologies, Inc. See Note 5 for additional information about the Business Combination.

In the Business Combination, the Company is considered the acquirer and Computex is considered the acquiree and the Predecessor, for accounting purposes. The Business Combination was accounted for using the acquisition method of accounting, and the Successor’s financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired and liabilities assumed. In the accompanying condensed consolidated financial statements, the Company clearly distinguishes between the entity that existed before the Closing Date (“Predecessor”) and the entity that existed on and after such date (“Successor”). Because the Successor’s financial statements are presented on a different basis from the Predecessor’s financial statements, the two entities may not be comparable in certain respects. As a result, a black line is used to separate the Successor and the Predecessor columns or sections in certain tables included in the condensed consolidated financial statements.

The accompanying condensed consolidated financial statements of the Company include the accounts of AVCT and its wholly owned subsidiary, Computex. The financial position, results of operations and cash flows described herein for the dates and periods prior to April 7, 2020 relate to the operations of Computex and its subsidiaries. The historical financial information of AVCT prior to the business combination (a special purpose acquisition company, or “SPAC”) are not reflected in the Predecessor financial statements as it is believed that including such amounts would make those financial statements less useful to users. SPACs typically deposit the proceeds received from their initial public offerings into a separate trust account until a business combination occurs. Once the business combination occurs, such funds are then used to satisfy the consideration for the acquiree and/or to pay stockholders who elect to redeem their shares of common stock in connection with the business combination. The operations of a SPAC, until the closing of a business combination, usually consists of transaction expenses and income earned from the trust account investments.

Currently, the Company’s primary operations are through its wholly owned subsidiary, Computex.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

Nature of business

Computex is a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions to its customers, through its extensive hardware, software and value-added service offerings. The breadth of its offerings enables Computex to offer each customer a complete technology solution. After performing an assessment of its customers’ needs, Computex designs best-fit solutions, and with the help of leading vendors in the industry, helps its customers to procure products that fit their global needs.

With primary operating locations in Minnesota, Michigan, Florida and Texas, services offered by Computex include Unified Communications-as-a-Service (“UCaaS”), directory and messaging, enterprise networking, cybersecurity, collaboration, data center services, integration, storage, backup, virtualization, and converged infrastructures.

Recent Development

On August 5, 2020, we entered into a Purchase Agreement (the “Purchase Agreement”) with Ribbon Communications, Inc. (“Ribbon”), Ribbon Communications Operating Company, Inc. (“RCOCI”) and Ribbon Communications International Limited (together with RCOCI, the “Sellers”), pursuant to which AVCT has agreed to purchase the Sellers’ cloud-based enterprise services business (also known as the Kandy Communications business) (the “Business”) by acquiring certain of the Sellers’ and their respective affiliates assets (and assuming certain of the Sellers’ and their respective affiliates’ liabilities) primarily associated with the Business, and acquiring all of the outstanding interests of Kandy Communications LLC. See Note 16 of the condensed consolidated financial statements for more information.

Covid-19

Commencing in December 2019, the novel strain of coronavirus ("COVID-19") began spreading throughout the world, including the first outbreak in the US in February 2020. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has disrupted and continues to significantly disrupt local, regional, and global economies and businesses. The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition and/or results of operations is uncertain.

In response to COVID-19, we have put into place certain restrictions, requirements and guidelines to protect the health of our employees and clients, including requiring that certain conditions be met before employees return to the Company’s offices. Also, to protect the health and safety of our employees, our daily execution has evolved into a largely virtual model. Effective April 1, 2020, salaries of Computex's employees were reduced and there are efforts to reduce other operating expenses relative to revenue. We plan to continue to monitor the current environment and may take further actions that may be required by federal, state or local authorities or that we determine are in the interests of our employees, customers, and partners.

NASDAQ listing

On April 9, 2020, the Company was notified by the NASDAQ via a certified letter (the “Determination Letter”) that it had not complied with the requirements of the NASDAQ Listing Rule IM-5101-2, which requires the Company to meet the requirements for initial listing after the completion of the business combination. The Determination Letter stated that the Company’s common stock did not meet the minimum $4.00 bid price and the $15 million market value of publicly held shares requirements, which are set forth in the NASDAQ Listing Rule 5505. On May 27, 2020, the NASDAQ granted the Company an extension to September 7, 2020 to demonstrate compliance with the NASDAQ Listing Rule IM-5101-2. As of August 14, 2020, the Company believes it is in compliance with the NASDAQ Listing Rule IM-5101-2. However, there can be no assurance that the Company will be able to demonstrate compliance to the NASDAQ’s satisfaction.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

2. Liquidity

As of June 30, 2020, the Company had $6,640 in its operating bank accounts and had a working capital deficit of $17,339. Also, the Company’s Credit Agreement (as defined in Note 8) matures on December 31, 2020.

On or before the maturity date of the Credit Agreement, the Company plans to either request an extension of the Credit Agreement or enter into a new agreement with another lender. In addition, the Company is in the process of raising working capital for its current operations and also to fund the pending acquisition of the Kandy Communications business (as defined and more fully discussed in Note 16). There can be no assurance that financing will be available in the amounts that the Company requires or on terms that are acceptable, if at all.

3. Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

These condensed consolidated financial statements should be read in conjunction with Stratos Management Systems, Inc.’s consolidated financial statements and notes as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017, included in the Report on Form 8-K/A filed with the SEC on April 14, 2020. The interim results for the periods ended June 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020 or any future interim periods.

As a result of the Business Combination, the Company is considered the acquirer and Computex is considered the acquiree and the accounting predecessor. The Business Combination was accounted for using the acquisition method of accounting, and the Successor’s financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. In the accompanying condensed consolidated financial statements, the Company clearly distinguishes between the entity that existed before the Closing Date (“Predecessor”) and the entity that existed on and after such date (“Successor”). Because the Successor’s financial statements are presented on a different basis from the Predecessor’s financial statements, the two entities may not be comparable, in certain respects. As a result, a black line is used to separate the Successor and the Predecessor columns or sections in certain tables included in the condensed consolidated financial statements.

Determining fair values of certain assets acquired and liabilities assumed requires the exercise of judgment and often involves the use of significant estimates and assumptions. See Note 5 for a discussion of the fair value estimates that were recorded in connection with the Company’s acquisition of Computex.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

Principles of consolidation

The accompanying condensed consolidated financial statements of the Company include the accounts of AVCT and its wholly owned subsidiary, Computex. The financial position, results of operations and cash flows described herein for the dates and periods prior to April 7, 2020 relate to the operations of Computex.

The Successor condensed consolidated financial statements include the accounts of AVCT and its subsidiaries. The Predecessor condensed consolidated financial statements include the accounts of Computex and its subsidiaries. All intercompany balances and transactions have been eliminated.

As more fully discussed above, the historical financial information of AVCT prior to the business combination (a SPAC) has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a user of the financial statements. Accordingly, no other activity in the Company was reported for periods prior to April 7, 2020 besides Computex’s operations as Predecessor.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales (or revenues) and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that estimates made as of the date of the financial statements could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, revenue recognition, allowance for doubtful accounts, recognition and measurement of income tax assets, valuation of share-based compensation, and the valuation of the net assets acquired in the Business Combination.

Revenue recognition

Effective January 1, 2019, the Company adopted Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers. This ASU created the Financial Accounting Standard Board’s (“FASB’s”), Accounting Standard Codification (ASC), Topic 606 (“Topic 606”) which provides a comprehensive new revenue recognition guide. Below are the Company’s significant revenue recognition policies including those that were changed as a result of the adoption of Topic 606.

Revenue from contracts with customers are not recorded until the Company has the approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of the consideration is probable. The Company also evaluates the following indicators, amongst others, when determining whether it is acting as a principal in the transaction (and therefore whether to record revenue on a gross basis): (i) whether the Company is primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) whether the Company has the inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) whether the Company has the discretion to establish the price for the specified good or service. If the terms of a transaction do not indicate that the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and therefore, the associated revenue is recognized on a net basis (that is revenue net of costs).

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

Revenue is recognized once control passes to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) whether the Company has a right to payment for the product or service, (ii) whether the customer has legal title to the product, (iii) whether the Company has transferred physical possession of the product to the customer, (iv) whether the customer has the significant risk and rewards of ownership of the product and (v) whether the customer has accepted the product. The Company's products can be delivered to customers in a variety of ways, including (i) physical shipment from the Company's warehouse, (ii) via drop-shipment by the vendor or supplier or (iii) via electronic delivery of keys for software licenses. The Company's shipping terms typically allow for the Company to recognize revenue when the product reaches the customer's location.

Hardware

Revenue from the sale of hardware is recognized on a gross basis, as the Company is deemed to be acting as the principal in these transactions. The selling price to the customer is recorded as revenue and the acquisition cost is recorded within cost of revenue. The Company recognizes revenue from these transactions when control has passed to the customer, which is usually upon delivery.

In some instances, the customer agrees to buy the product from the Company, but requests delivery at a later date, commonly known as bill-and-hold arrangements. For these transactions, the Company deems that control passes to the customer when the product is ready for delivery. The Company classifies such products as products ready for delivery when the customer has a signed agreement, the significant risk and rewards for the product has passed to the customer, the customer has the ability to direct the assets, the products have been set aside specifically for the customer and the Company cannot redirect the product for the benefit of another customer.

In drop-shipment arrangements, whereby the Company arranges for the vendor to deliver products directly to its customers without the inventory first being physically held at its warehouses, the Company considers itself to be the principal in the transaction and therefore, recognizes the related revenue on a gross basis.

Software

Revenues from most software license sales are recognized as a single performance obligation on a net basis, as the Company is deemed to be acting as an agent in these transactions. Revenues in these instances are recognized at the point the software license is delivered to the customer. Generally, software licenses are sold with accompanying third-party delivered software support, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software support is in effect. The Company evaluates whether the software support is a separate performance obligation by assessing whether the third-party delivered software support is critical or essential to the core functionality of the software itself. This involves considering whether the software provides its original intended functionality to the customer without the updates, whether the customer would ascribe a higher value to the upgrades versus the up-front deliverable, whether the customer would expect frequent intelligence updates to the software (such as updates that maintain the original functionality), and whether the customer chooses to not delay or always install upgrades. If the Company determines that the accompanying third-party delivered software support is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software support are recognized as a single performance obligation. The value of the product is primarily based on the accompanying support delivered by a third-party, and therefore the Company is acting as an agent in these transactions and therefore, recognizes the associated revenue on a net basis at the point that the associated software license is delivered to the customer.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

Third-party services

The Company is deemed to be the agent in the sale of third-party maintenance, software support and services, as the third-party controls the service until it is transferred to the customer. In these instances, the Company recognizes the revenue on a net basis equal to the selling price to the customer less the acquisition costs. Such revenue is recognized when the customer and vendor accept the terms and conditions of the arrangement.

Managed and professional services

Professional services offerings include assessments, project management, staging, configuration, and integration. Managed services offerings range from monitoring and notification to a fully outsourced network management solution. In these arrangements, the Company satisfies the performance obligations and recognizes revenue over time.

Such professional services are provided under both time and materials and fixed price contracts. When services are provided on a time and materials basis, the Company recognizes revenues at agreed-upon billing rates as services are performed. When services are provided on a fixed fee basis, the Company recognizes revenues over time in proportion to the Company’s progress towards complete satisfaction of the performance obligation.

In arrangements for managed services, the Company’s arrangement is typically a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company typically recognize revenues from these services on a straight-line basis over the period services are provided, which is consistent with the timing of services rendered.

Freight and sales tax

Freight billed to customers is included within sales on the condensed consolidated statement of operations. The related freight charged to the Company is included within cost of revenue. Sales tax collected from customers is remitted to governmental authorities on a net basis.

Contract liabilities

Contract liabilities (or deferred or unearned revenue) are recognized when cash payments are received or due in advance of the Company’s performance obligations.

Costs of obtaining and fulfilling a contract

The Company capitalizes costs that are incremental to obtaining customer contracts, predominately sales commissions. Such deferrals are then amortized to expense, in proportion to each completed contract performance obligation, on a straight-line basis over the period during which the Company fulfills its performance obligation.

Costs associated with contracts whereby the Company has an obligation to perform services, are incurred specifically to assist the Company in rendering services to its customers and are recorded as deferred customer support contract costs at the time the costs are incurred. The costs are amortized to expense on a straight-line basis over the period during which the Company fulfills its performance obligation.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2020 and December 31, 2019.

Trade receivables, net

Trade receivables arise from granting credit to customers in the normal course of business, are unsecured and are presented net of an allowance for doubtful accounts. The allowance is based on a number of factors, including the length of time the receivable is past due, the Company’s previous loss history, the customer’s current ability to pay, and the general condition of the economy and industry as a whole. Payment is due 30 days after the customer receives an invoice. Accounts that are more than 45 days past due are individually analyzed for collectability. When all collection efforts have been exhausted, the accounts are written off. Historically, the Company has not suffered significant losses with respect to its trade receivables. The allowance for doubtful accounts was approximately $330 and $138 at June 30, 2020 and December 31, 2019, respectively.

Inventories

Inventories, which consist of purchased components for resale, are valued at the lower of average cost (which approximates the first-in, first-out method) and net realizable value. The need for an inventory obsolescence reserve is based on an evaluation of slow-moving or obsolete inventory. No obsolescence reserve was deemed necessary at June 30, 2020 and December 31, 2019.

Business combinations

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. Accordingly, identifiable tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair values, the excess of the purchase consideration over the fair values of net assets acquired is recorded as goodwill, and transaction costs are expensed as incurred.

Long-lived assets

Property and equipment are recorded at cost and presented net of accumulated depreciation. Major additions and betterments are capitalized while maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed. Property and equipment are depreciated on the straight-line basis over their estimated useful lives.

Definite-lived and indefinite-lived intangible assets arising from business combinations include customer relationships, trademarks and noncompete agreements. Definite-lived intangible assets are amortized over the estimated period during which the asset is expected to contribute directly or indirectly to future cash flows. Intangible assets that are considered to be indefinite-lived are not amortized.

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. The recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows expected to be generated by that asset group. If the asset or asset group is considered to be impaired, an impairment loss would be recorded to adjust the carrying amounts to the estimated fair value. No such impairment was recorded during the periods covered by this report.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates. Currently, the Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. The Company's impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the Company against the planned results used in the last quantitative goodwill impairment test. Additionally, the Company's fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the Company would be compared with its carrying value (including goodwill). If the fair value of the Company exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the Company is less than its carrying value, an indication of goodwill impairment exists for the Company and it would need to perform step two of the impairment test. Under step two, an impairment loss would be recognized for any excess of the carrying amount of the Company's goodwill over the implied fair value of that goodwill. Fair value of the Company under the two-step assessment is determined using a combination of both income and market-based approaches. No goodwill impairments were identified for the periods covered by this report.

Deferred financing fees and debt discount

Deferred financing fees, which are debt issuance costs that qualify for deferral in connection with the issuance of new debt or the modification of existing debt facilities, are amortized over the term of the related debt using the effective interest method (straight-line method for revolving credit arrangements). Debt discounts are also amortized using the effective interest method, unless the interest method approximates the straight-line method. Amortization of such costs are included in interest expense, while the unamortized balances of deferred financing fees and debt discount are presented as reductions of the carrying value of the related debt.

Income taxes

Income taxes are accounted for under the asset and liability method pursuant to ASC Topic 740, Income Taxes (ASC 740). Under this method, deferred tax assets and liabilities are recognized for the expected future consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carryforwards. A valuation allowance is recorded on gross deferred tax assets when it is "more likely than not" that such asset will not be realized. When evaluating the realizability of deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. The Company reviews its deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in the Company's assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period of change.

The Company's income tax provision or benefit includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. In determining the annual effective income tax rate, the Company analyzed various factors, including its annual earnings and taxing jurisdictions in which the earnings were generated, the impact of state and local income taxes, and its ability to use tax credits and net operating loss carryforwards.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

Under ASC 740, the amount of tax benefit to be recognized is the amount of benefit that is "more likely than not" to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local, and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established in the consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes.

The Company’s income tax returns are subject to examination by federal and state authorities in accordance with prescribed statutes.

Share-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation—Stock Compensation (“ASC 718”), which requires the measurement and recognition of compensation expense, based on estimated fair values, for share-based awards made to employees and directors. Based on the grant date fair value of the award, the Company recognizes compensation expense, over the requisite service periods on a straight-line basis, and accounts for forfeitures as they occur.

For restricted stock awards with a time-based vesting condition, the fair value, which is fixed at the grant date for purposes of recognizing compensation costs, is determined by reference to the Company’s stock price on the grant date. A portion of the Company's restricted stock awards contains a market condition. For those restricted stock awards, the fair value is estimated using a Monte Carlo simulation model, whereby the fair value of such awards is fixed at the grant date and amortized over the shorter of the remaining performance or service period. The Monte Carlo simulation valuation model utilizes the following assumptions: expected stock price volatility, the expected life of the awards and a risk-free interest rate. Significant judgment is required in estimating the expected volatility of our common stock. Due to the limited trading history of the Company’s common stock, estimated volatility was based on a peer group of public companies and took into consideration the increased short-term volatility in historical data due to COVID-19.

Net loss per common share

Pursuant to ASC Topic 260, Earnings Per Share, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting periods.

Diluted net loss per share is based on the weighted average number of shares outstanding during the periods plus the effect, if any, of the potential exercise or conversion of securities, such as warrants and restricted stock units that would cause the issuance of additional shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders during the periods listed in the condensed consolidated statement of operations, the weighted average number of shares are the same for both basic and diluted net loss per share due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive. An anti-dilutive impact is an increase in earnings per share or a decrease in net loss per share resulting from the conversion, exercise, or contingent issuance of certain securities.

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. Cash held by the Company, in financial institutions, regularly exceeds the federally insured limit of $250. At June 30, 2020, cash balances held with a financial institution exceeded the federally insured limits. However, management does not believe this poses a significant credit risk.

One customer accounted for more than 10% of sales in each of the periods presented in the accompanying condensed consolidated financial statements, except for the period April 1, 2020 through April 6, 2020 for which two customers accounted for more than 10% of sales.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

No customer accounted for 10% or more of accounts receivable at June 30, 2020. At December 31, 2019, one customer accounted for 11% of accounts receivable. During the Successor period ended June 30, 2020, two of our vendors accounted for at least 10% of costs of revenue (one accounted for $11.1 million and another accounted for $2.5 million). At June 30, 2020, one vendor accounted for at least 10% of accounts payable (accounting for $15.9 million).

Fair value of financial instruments

Fair value is the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

ASC Topic 820, Fair Value Measurements and Disclosures provides a fair value hierarchy, which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The level in the hierarchy within which the fair value measurement in its entirety falls is based upon the lowest level of input that is significant to the fair value measurement as follows:

●	Level 1 — inputs are based upon unadjusted quoted prices for identical assets or liabilities traded in active markets.
●	Level 2 — inputs are based upon quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
●	Level 3 — inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

Assets measured at fair value on a non-recurring basis include goodwill, and tangible and intangible assets. Such assets are reviewed annually for impairment indicators. If a triggering event has occurred, the assets are re-measured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3).

The carrying amounts of the Company’s financial instruments, which include trade receivables, deposits, accounts payable and accrued expenses and debt at floating interest rates, approximate their fair values at June 30, 2020 and December 31, 2019, principally due to their short-term nature, maturities or nature of interest rates.

Advertising and vendor considerations

Advertising costs are expensed as incurred.

Vendor considerations are payments and credits that the Company receives from its vendors and distributors on a quarterly basis. Such consideration includes volume-based incentives and reimbursement for marketing expenses. Volume-based incentive payments are deducted from cost of revenue, while marketing-based incentives are deducted from advertising expense in the period in which the program takes place.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Seasonality

Our hardware revenue tends to be seasonal with higher revenues occurring in the first and fourth quarter of each year.

Segment reporting

As of June 30, 2020, the Company reports operating results and financial data in one operating and reportable segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company's business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

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

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. Private companies are those companies that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, it adopts the new or revised standard at the time private companies adopt the new or revised standard. Therefore, the Company’s financial statements may not be comparable to certain public companies.

4. Recently Issued and Adopted Accounting Standards

Recently issued accounting standards

As an emerging growth company, the Company has the option of adopting new accounting pronouncements on a delayed basis and has opted to take advantage of this option. As a result, the Company plans to adopt new accounting standards based on the timeline for adoption afforded to privately held companies.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended by multiple updates, hereafter ASC 842. ASC 842 requires lessees to recognize, on the balance sheet, a lease liability and a lease asset for all leases, including operating leases with a lease term greater than 12 months and requires lessors to classify leases as either sales-type, direct financing or operating. ASC 842 also expands the required quantitative and qualitative disclosures surrounding leases. The current effective date of adoption for the Company is fiscal year 2023, which is the required date of adoption for private companies. Early adoption is permitted. While the Company continues to assess the effects of adoption, it currently believes the most significant effects relate to the recognition of right-of-use assets and lease liabilities related to operating leases.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

Recently adopted accounting standards

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. The amendments in Part II of the update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the ASC, to a scope exception. The amendments in Part I of this update was effective for the Company on January 1, 2020 (the date it was effective for private companies). The amendments in Part II of the update did not require any transition guidance because those amendments did not have an accounting effect. The adoption did not have a material effect on the Company’s condensed consolidated financial statements as of the date of adoption.

The Company adopted Topic 606 with a date of initial application of January 1, 2019. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, (Subtopic 340) which requires the deferral of incremental costs of obtaining a contract with a customer.

The Company applied Topic 606 using the modified retrospective transition method. In adopting the new standard, the net cumulative effect from prior periods of applying the guidance in Topic 606 was recognized as a cumulative effect adjustment to the opening balance of accumulated deficit as of January 1, 2019. Additionally, the Company has elected the option to only account for contracts that remained open as of the January 1, 2019 transition date in accordance with Topic 606. Revenue recognition for contracts for which substantially all of the revenue was recognized in accordance with the revenue guidance in effect before January 1, 2019 has not been changed. A summary of the significant changes and the quantitative impact of the changes as of the application date are set forth below.

●	For sales transactions of certain software products that are sold with integral third-party delivered software support, the Company changed its accounting policy to record both the software license and the accompanying software support on a net basis, as the Company is considered to be the agent in the arrangement, given the predominant nature of the goods and services provided to the customer. Under previous guidance, the Company bifurcated the sale of the software license from the sale of the support contract and recorded the sale of both the software product and software support on a gross sales recognition basis. This change had no effect on reported gross profit dollars associated with these transactions.

●	For sales transactions for maintenance, software support and services that are to be performed by a third- party, the Company changed its accounting policy to record these sales on a net basis equal to the selling price to the customer less the acquisition cost, as the third-party controls the service. The Company recognizes revenue from these sales transactions when the customer and vendor accept the terms and conditions of the arrangement. Under previous guidance, the Company recorded the sales of third-party maintenance, software support and service contracts on a gross sales recognition basis.

●	The accounting for sales commissions on contracts with performance periods that exceed one year changed such that the Company records such sales commissions as an asset and recognizes the expense over the related contract performance period. Under previous guidance, certain sales commissions were expensed in the period the transaction was generated.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

The total cumulative effect adjustment from prior periods that the Company recognized in the consolidated balance sheet as of January 1, 2019 as an adjustment to accumulated deficit was $99 as reflected in the following table (in thousands):

	December 31, 2018	Adjustments	January 1, 2019
	Predecessor		Predecessor
	(as reported)		(as adjusted)
ASSETS
Trade receivables, net	$41,328	$-	$41,328
Other current assets	972	99	1,071
Deferred contract costs	9	-	9
TOTAL ASSETS	$42,309	$99	$42,408

LIABILITIES
Accounts payable	$38,694		$38,694
Unearned revenue	6,953		6,953
	$45,647	$-	$45,647

STOCKHOLDER'S EQUITY
Accumulated deficit	$(6,640)	$99	$(6,541)

The following tables summarize the effects of adopting Topic 606 on the Company’s consolidated statement of operations for the year ended December 31, 2019 (in thousands):

	For the Year Ended December 31, 2019
		Without
		Adoption of	Topic 606
	(As Reported)	Topic 606	Impact

Sales	$85,716	$121,053	$(35,337)
Cost of sales	61,309	96,646	(35,337)
Gross profit	24,407	24,407	-

Selling, general and administrative expenses	28,021	27,922	99

Loss from operations	(3,614)	(3,515)	(99)

For the year ended December 31, 2019, the adoption of Topic 606 increased net cash provided by operating activities by $99 and had no impact on net cash used in investing and financing activities.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

5. Acquisitions

On April 7, 2020, the Company consummated the Business Combination that resulted in the acquisition of Computex. The acquisition qualified as a business combination under ASC 805. Accordingly, the Company recorded assets acquired and liabilities assumed at their acquisition-date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The goodwill results from factors such as an assembled workforce and management’s industry knowledge. A portion of the goodwill ($11,117) is deductible for tax purposes.

The following table represents the allocation of the preliminary purchase consideration among the assets acquired and liabilities assumed at their estimated acquisition-date fair values. Management’s evaluation and allocation of such purchase consideration is preliminary and subject to working capital and other adjustments.

Consideration paid:
Convertible debentures with warrants that grant the right to acquire 2,000,000 shares of common stock at an exercise price of $0.01 per share	$20,000
Assumed debt	16,643
AVCT common stock (8,189,490 shares at $3.00 per share)	24,568
Total consideration paid	$61,211

Net assets acquired:
Current assets	$16,972
Customer relationships (weighted average life - 10 years)	17,300
Trade names (weighted average life - 10 years)	7,000
Furniture & equipment	6,435
Leasehold improvements	2,375
Other assets	88
Current liabilities	(26,262)
Deferred tax liability	(3,450)
Other liabilities	(116)
Total net assets acquired	$20,342
Goodwill	40,869
Total consideration paid	$61,211

Identifiable intangible assets acquired consist of customer relationships of $17,300 and trade names of $7,000. Both the customer relationships and the trade names were valued using a form of income approach. The customer relationship was valued using the Multi-Period Excess Earnings Method (or MPEEM) and the method used for the trade names was the Relief from Royalty Method. AVCT incurred transaction costs of $142 for the Successor period ended June 30, 2020, which is net of a credit of $903 granted by a creditor whose account was settled by the issuance of $2,500 in Debentures, $1,500 in shares of common stock and cash of $100.

Since the results of operations prior to April 7, 2020 relate to the operations of Computex, excluded from the Predecessor statement of operations are investment income earned and transaction costs incurred by AVCT. Accordingly, excluded are investment income and transaction costs of: $1,219 and $697, respectively, for both the three and six months ended June 30, 2019; transaction costs of $714 for the period April 1, 2020 through April 6, 2020; and investment income and transaction costs of $1,365 and $6,887 for the period January 1, 2020 through April 6, 2020, respectively.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Computex business combinations as if the business combination had occurred on January 1, 2019 (in thousands):

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues	$19,772	$20,943	$38,134	$45,824
Net loss	(4,208)	(1,538)	(5,787)	(2,468)

The pro forma financial information is not necessarily indicative of the results of operations that would have been realized if the Business Combinations had been completed on January 1, 2019. Such pro forma financial information does not give effect to any integration costs related to the acquired company.

The combined net loss in the table above was adjusted for the transaction costs related to the business combination (included as an expense in the six months ended June 30, 2019 and excluded as an expense in the three and six months ended June 30, 2020) and the incremental change in the amortization of intangible assets (adjustment relates to the three and six months ended June 30, 2019 and the portion of the three and six months ended June 30, 2020 that relates to the Predecessor period).

6. Goodwill and intangible assets

The Company’s intangible assets as of June 30, 2020 and December 31, 2019 consisted of the following:

	June 30, 2020	December 31, 2019
	Successor	Predecessor

Customer relationships	$17,300	$9,355
Tradenames	7,000	2,110
Noncompete agreements	-	6,380
Less accumulated amortization	(550)	(15,441)
Intangible assets, net of accumulated amortization	23,750	2,404

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

The estimated lives of the intangible assets, which approximate their weighted average useful lives, as of June 30, 2020, are included in Note 5. Amortization of intangibles were as follows:

	April 7, 2020	April 1, 2020	April 1, 2019	January 1, 2020	January 1, 2019
	through	through	through	through	through
	June 30, 2020	April 6, 2020	June 30, 2019	April 6, 2020	June 30, 2019
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Amortization of intangibles	$550	$16	$247	$263	$494

Expected amortization expense for definite-lived intangibles for the next five years is as follows:

Six months ended December 31, 2020	$1,799
Fiscal year 2021	2,430
Fiscal year 2022	2,430
Fiscal year 2023	2,430
Fiscal year 2024	2,430
Thereafter	12,231
Total	$23,750

There was no accumulated impairment of goodwill as of June 30, 2020 and December 31, 2019.

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses were as follows at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
	Successor	Predecessor
Accounts payable	$21,226	$18,999
Salary and employee related accruals	1,905	1,847
Accrued professional fees	1,958	-
Other	1,496	885
	26,585	21,731

8. Long-Term Debt

In connection with the consummation of the Business Combination, the Company assumed the obligations of Computex under a credit agreement with Comerica Bank (as amended, the “Credit Agreement”). On the Closing Date, the Company and Comerica Bank entered into a third amendment to the Credit Agreement that added the Company as borrowers and amended certain provisions of the Credit Agreement, including changing the maturity date of the loans under the Credit Agreement to December 31, 2020, and removing certain financial covenants. As amended, the Credit Agreement provides for maximum borrowings of $22,929, consisting of a $16,500 revolving note and a $6,429 term note. Availability on the revolving note is determined weekly, based on a weekly borrowing base computation that is primarily based on certain percentages of accounts receivable and inventory. On or before the maturity date of the Credit Agreement, the Company plans to either request an extension of the Credit Agreement or enter into a new agreement with another lender. However, there can be no assurance that financing will be available in the amounts the Company requires or on terms acceptable to it, if at all. At June 30, 2020 and December 31, 2019, the balance on the revolving note was $8,010 and $6,051, respectively.

All obligations outstanding under the Credit Agreement accrue interest at the higher of the one-month London Interbank Offered Rate (LIBOR) or 1.00%, plus a margin of 4.00%. The effective rate of the revolving note was 5.00% and 5.48% at June 30, 2020 and December 31, 2019, respectively. The effective rate of the term note was 5.00% and 5.53% at June 30, 2020 and December 31, 2019, respectively.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

The Credit Agreement is subject to a security agreement which includes substantially all the assets of the Company and a pledge of Computex’s equity. Effective on the Closing Date, the previous Computex shareholder was released from the guaranty agreement made in connection with the Credit Agreement.

The Fourth Amendment to the Credit Agreement (effected on May 4, 2020), amended certain provisions of the Credit Agreement, including a modification to the covenant in the Credit Agreement that prohibits the incurrence by the borrowers of additional indebtedness to exclude (i) indebtedness incurred by the borrowers under the U.S. Small Business Association’s (“SBA”) Paycheck Protection Program established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the related rules and regulations (the “PPP loan”) and (ii) up to $1.5 million in indebtedness incurred for the sole purpose of financing insurance premiums.

During the Successor period ended June 30, 2020, the Company received a PPP loan of $4,135, after its application was approved by the SBA. The PPP loan is administered by the SBA.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of such loans after eight weeks, if the loan is used for eligible purposes, including to fund payroll costs, mortgage interest, rent and/or utility costs, and meet certain other requirements, including, the maintenance of employment and compensation levels. The Company plans to use the entire PPP Loan for qualifying expenses and expects to qualify for full or partial forgiveness under the program.  However, the Company can provide no assurance that it will obtain forgiveness for any portion.  To obtain forgiveness of the PPP Loan, the Company must request that it be forgiven and provide certain documentation.

In 2018, Computex entered into an interest rate swap arrangement to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on the term note under the Credit Agreement. The interest rate swap has a notional amount of $4,464 and a maturity date of August 2, 2021. The fixed interest rate is 3.04% with a corresponding floating interest rate of 1-month LIBOR. The interest rate swap does not qualify for hedge accounting. No liability was recorded for the fair value of the related derivative, at June 30, 2020 or December 31, 2019, as the liability was not considered material.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

Total long-term debt excluding the revolving note as of June 30, 2020 and December 31, 2019 consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
	Successor	Predecessor
	(Unaudited)
Senior debt - Term note payable to Comerica Bank; quarterly principal payments of $357 plus interest through the maturity date of December 31, 2020; interest rate variable with effective rate of 5.00% and 5.48% at June 30, 2020 and December 31, 2019, respectively	$6,429	$7,143
PPP Loan administered by Comerica Bank; monthly principal payments plus interest starting November 1, 2020 through the maturity date of April 13, 2022; interest rate 1.00% at June 30, 2020	4,135	-
Subordinated debt - Term note payable to Synetra Inc.; quarterly principal payments of $199 plus interest through the maturity date of August 1, 2020; interest rate variable with effective rate of 8.50% at both June 30, 2020 and December 31, 2019	195	573
Subordinated debt - Term note payable to John Sorensen and Paul Sorenson; quarterly principal payments of $130 plus interest through the maturity date of August 1, 2020; interest rate variable with effective rate of 8.50% at both June 30, 2020 and December 31, 2019	127	375
Capital lease obligations	171	236
Total long-term debt	11,057	8,327
Less: unamortized debt issuance costs	(103)	(136)
Total notes payable, net of unamortized debt issuance costs	10,954	8,191
Less: current maturities of notes payable and capital lease obligations	(8,165)	(2,506)
Long-term debt, net of current maturities and unamortized debt issuance costs	$2,789	$5,685

Scheduled principal payments for all long-term borrowings at June 30, 2020 were as follows:

Six months ended December 31, 2020	$7,274
Fiscal year 2021	2,864
Fiscal year 2022	919
Total	$11,057

Subordinated promissory note

On the Closing Date, the Company issued a subordinated promissory note of $500 in partial settlement of a deferred underwriting fee which was agreed at $3,000. The remaining $2,500 was settled via the issuance of Debentures. The subordinated promissory note bears interest at 12.00% per annum, matures on June 30, 2021 and is subordinate to any amounts owing under the Credit Agreement. The entire principal together with any accrued and unpaid interest is due and payable on the maturity date.

9. Stockholders’ Equity, Warrants, Debentures and Guaranty

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001. At June 30, 2020 and December 31, 2019, no preferred stock was issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2020, 19,635,830 shares of common stock were issued and outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

Registration rights agreement

On the Closing Date, the Company, Pensare Sponsor Group, LLC (the “Sponsor”) and certain other initial stockholders of the Company, as well as Stratos Management Systems Holdings, LLC, (“Holdings”), and certain other Investors (as defined below), entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement amended, restated and replaced a previous registration rights agreement entered into among AVCT, the Sponsor and certain other initial stockholders of AVCT on July 27, 2017. Pursuant to the terms of the Registration Rights Agreement, the holders of certain of the Company’s securities, including the Company’s founder shares, shares of common stock underlying the Company’s private warrants, shares of common stock underlying the securities issued in the Private Placement (as defined below) are entitled to certain registration rights under the Securities Act and applicable state securities laws with respect to such shares of common stock, including up to eight demand registrations in the aggregate and customary “piggy-back” registration rights.

Convertible debentures, warrants and guaranty

On the Closing Date, the Company also consummated the sale, in a private placement (the “Private Placement”), of units of securities of the Company (“Units”) to certain investors (each, an “Investor”), as contemplated by the terms of the previously disclosed Securities Purchase Agreement, dated as of April 3, 2020 (the “Securities Purchase Agreement”). Each Unit consists of (i) $1,000 in principal amount of the Company’s Series A convertible debentures (the “Debentures”) and (ii) a warrant to purchase 100 shares of Common Stock at an exercise price of $0.01 per whole share (the “Warrants”). The issuances of such securities were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

Debentures

The Debentures issued on the Closing Date have an aggregate principal amount of approximately $43,169 (including $3,000 in aggregate principal amount issued as part of Units sold to MasTec, Inc., a greater than 5.0% stockholder of the Company (“MasTec”), and $20,000 in aggregate principal of which was part of Units issued to Holdings pursuant to the terms of the Business Combination Agreement and approximately $8,566 in aggregate principal amount of which was issued to the Sponsor as part of Units issued in exchange for the cancellation of indebtedness previously incurred by the Company to the Sponsor). The Debentures bear interest at a rate of 10.0% per annum, payable quarterly on the last day of each calendar quarter in the form of additional Debentures, except upon maturity, in which case accrued and unpaid interest is payable in cash. The entire principal amount of each Debenture, together with accrued and unpaid interest thereon, is due and payable on the earlier of (i) such date, commencing on or after October 7, 2022, as the holder thereof, at its sole option, upon not less than 30 days’ prior written notice to the Company, demands payment thereof and (ii) the occurrence of a Change in Control (as defined in the Debentures).

Each Debenture is convertible, in whole or in part, at any time at the option of the holder thereof into that number of shares of common stock calculated by dividing the principal amount being converted, together with all accrued but unpaid interest thereon, by the applicable conversion price, initially $3.45. The conversion price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and is also subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for, common stock at a price below the then-applicable conversion price (subject to certain exceptions). The Debentures are subject to mandatory conversion if the closing price of the Company’s common stock exceeds $6.00 for any 40 trading days within a consecutive 60 trading day-period, subject to the satisfaction of certain other conditions. The Debentures are subordinated to all Senior Indebtedness (as defined in the Debentures), including indebtedness under the Credit Agreement.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

Warrants

The Warrants issued on the Closing Date entitle the holders to purchase an aggregate of up to 4,316,936 shares of the Company’s common stock (including Warrants to purchase up to 2,000,000 shares, 856,600 shares, and 300,000 shares issued to Holdings, the Sponsor and MasTec, respectively, as part of the Units issued to them), at an exercise price of $0.01 per share. The Warrants are exercisable at any time through the fifth anniversary of the date of issuance. The number of shares issuable upon exercise of each Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like.

Guaranty

On the Closing Date, Computex and its subsidiaries issued to the Investors a Guaranty, pursuant to which such entities jointly and severally guaranteed the obligations of the Company under the Debentures.

Derivative consideration and other disclosures relating to the Debentures and warrants

Based on ASC 815, Derivatives and Hedging, the convertible feature of the Debentures is not considered a derivative and therefore has been recorded in liabilities as part of the Debentures and not bifurcated. The warrant qualifies as a derivative and was bifurcated from the host contract - convertible debentures and was recorded in equity at its relative fair value with a corresponding debt discount recorded to the Debentures.

The relative fair value of the warrant was determined to be $9,937, using the Black-Scholes model. Accordingly, the carrying value of the Debentures at the date of issue was $33,232. The discount is being expensed as interest over the term of the Debenture to increase the carrying value to its face value. During the Successor period, the Company recorded accretion of the discount of $927 and paid-in-kind interest of $1,015, thereby increasing the carrying value of the Debentures to $35,175 ($10,035 of which is classified as “Convertible Debentures, net of discount – related party” on the condensed consolidated balance sheet as of June 30, 2020).

The significant assumptions used in the Black-Scholes model were as follows:

o	stock price volatility – 35%
o	exercise price – $0.01
o	interest rate –0.20%
o	stock price – $3.00

10. Related Party Transactions

During the Predecessor periods, Computex paid management fees at the rate of $300 per annum to a shareholder, under a management agreement. Such amounts are included in selling, general and administrative expenses in the condensed consolidated statement of operations. This agreement was terminated on the Closing Date.

AVCT shares corporate office space with an affiliate and participates in a cost sharing arrangement in a month-to-month leasing arrangement. The space was not used during the period April 7, 2020 through June 30, 2020 and therefore, by mutual agreement between the parties, no expenses were incurred during such period.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

11. Revenue Recognition

In the following tables, revenue is disaggregated by geographies and by verticals (or by sector). Also presented is the portion of revenue that is recognized on a gross basis (which occurs when the Company is deemed to be the principal in the arrangement) and the portion that is recognized on a net basis (which occurs when the Company is deemed to be acting as an agent).

	April 7, 2020	April 1, 2020	April 1, 2019	January 1, 2020	January 1, 2019
	through	through	through	through	through
	June 30, 2020	April 6, 2020	June 30, 2019	April 6, 2020	June 30, 2019
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Geography
United States	$19,023	$675	$20,460	$18,680	$43,717
International	74	-	483	357	2,107
Total net sales	$19,097	$675	$20,943	$19,037	$45,824
Sales by Verticals ( or by Sector)
Energy	$2,619	$4	$4,145	$3,246	$12,666
Finance	2,420	151	852	1,715	2,101
Healthcare	5,385	122	7,436	4,182	11,979
Manufacturing and logistics	3,203	89	1,732	5,528	6,996
Public sector	857	-	1,371	1,391	1,859
Retail and hospitality	2,127	-	689	782	1,341
Technology service providers	461	19	2,596	528	4,492
Other Services	1,281	19	1,965	1,485	3,124
Other	744	271	157	180	1,266
Total net sales	$19,097	$675	$20,943	$19,037	$45,824

Gross versus net
Gross (principal)	$17,565	$675	$19,560	$17,578	$42,795
Net (agent)	1,532	-	1,383	1,459	3,029
	$19,097	$675	$20,943	$19,037	$45,824

Net sales by geography, in the table above, is generally based on the “ship-to address,” with the exception of certain services that may be performed at, or on behalf of, multiple locations, which are categorized based on the “bill-to address.”

Contract liabilities and remaining performance obligations

The Company's contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of June 30, 2020 and December 31, 2019, the contract liability balance (unearned revenue) was $3,266 and $6,453, respectively. All of the performance obligations related to unearned revenue as of June 30, 2020 is expected to be performed within 12 months. The Company's contract liabilities consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing the services.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

A contract's transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For more information regarding the Company's performance obligations, see Note 3. The following table represents the total transaction price for remaining performance obligations as of June 30, 2020 related to non-cancelable contracts longer than 12 months in duration that are expected to be recognized over future periods.

Six months ended December 31, 2020	$8,253
Fiscal year 2021	10,767
Fiscal year 2022	4,557
Fiscal year 2023	1,382
Fiscal year 2024	1,211
Thereafter	201
Total remaining performance obligations	$26,371

12. Share-Based Compensation

Successor

The American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Plan”) provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other share-based awards. Stock options have a maximum term of ten years from the grant date.

As of June 30, 2020, 5,794,500 shares had been authorized for issuance under the Plan. During the Successor period ended June 30, 2020, the Company awarded 2,510,000 RSUs under the Plan. As a result, 3,284,500 shares remained available for issuance. The RSUs were issued to certain directors and employees and can only be settled in shares. Twenty-five percent of the time-based awards vests on each anniversary date of the grant, while 25% of the performance-based awards vests on December 31st of each year, if the market condition is met. If the market condition attached to the performance awards is not met in any year, the eligibility is delayed until the market condition is met, except that the market condition must be met by December 31, 2023. There were no vesting or forfeitures of the RSUs during the Successor period ended June 30, 2020.

The fair value of the time-based awards (estimated by reference to the Company’s stock price and stock marketability on the date of grant) was determined to be $3.00 per unit, while the fair value of the performance-based awards that are scheduled to vest on December 31, 2020 (determined using the Monte Carlo simulation model) was determined to be $0.56 per unit. Assumptions used in estimating the performance-based awards were as follows: estimated expected stock price volatility - 35%; expected life of the awards - 0.73 years; risk-free interest rate – 0.2%; Significant judgment is required in estimating the expected volatility of our common stock. Due to the limited trading history of the Company’s common stock, estimated volatility was based on a peer group of public companies and took into consideration the increased short-term volatility in historical data due to COVID-19. Performance targets are set annually for the performance-based awards that are scheduled to vest in that year. The Company’s policy is to begin recognizing compensation expense for performance-based awards when the targets are set.

For time-based awards, compensation expense is recognized over the vesting period, based on the grant date fair value. For the performance-based awards, compensation is recognized over the shorter of the performance period and the service period. Share-based compensation expense recognized during the Successor period ended June 30, 2020, relating to the RSUs was $618, of which $578 related to time-based awards and $40 related to performance-based awards. All of the RSUs outstanding as of June 30, 2020 were granted during the Successor period and all were unvested and none were forfeited. The weighted average grant date fair value of the RSUs is $2.70. Total compensation cost not yet recognized related to unvested awards as of June 30, 2020 was $4,338 and is expected to be recognized over the weighted average period of 2.3 years.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

13. Reconciliation of Net Loss per Common Share

Basic and diluted net loss per common share is calculated as follows:

	April 7, 2020	April 1, 2020	April 1, 2019	January 1, 2020	January 1, 2019
	through	through	through	through	through
	June 30, 2020	April 6, 2020	June 30, 2019	April 6, 2020	June 30, 2019
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Net loss	$(3,674)	$(618)	$(1,177)	$(1,589)	$(1,604)
Weighted average shares outstanding, basic and diluted	19,635,830	1,000	1,000	1,000	1,000
Basic and diluted net loss per ordinary share	$(0.19)	$(618.00)	$(1,177.00)	$(1,589.00)	$(1,604.00)

Since their inclusion would have been antidilutive, excluded from the computation of diluted net loss per share for the Successor period ended June 30, 2020 were: 2,510,000 unvested RSUs, 30,354,436 Warrants and 12,807,090 shares underlying the Debentures, were they to be converted.

14. Income Taxes

The benefit (provision) for income taxes consisted of the following:

	April 7, 2020	April 1, 2020	April 1, 2019	January 1, 2020	January 1, 2019
	through	through	through	through	through
	June 30, 2020	April 6, 2020	June 30, 2019	April 6, 2020	June 30, 2019
	Successor	Predecessor	Predecessor	Predecessor	Predecessor
Current:
Federal	$-	$-	$-	$-	$(1)
State	(16)	(1)	(65)	(12)	(87)
	(16)	(1)	(65)	(12)	(88)
Deferred
Federal	21	-	-	-	-
State	3	-	-	-	-
	24	-	-	-	-
Total benefit (provision)	$8	$(1)	$(65)	$(12)	$(88)

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

Principal components of the Company’s deferred tax assets as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020	December 31, 2019
	Successor	Predecessor
Prepaid expenses	$(396)	$(50)
Accrued reserves	79	37
Deferred revenue	494	460
Accrued liabilities	244	202
Uniform capitalization of inventory for tax	37	11
Contribution carryover	15	17
Tax depreciation in excess of book	(1,207)	(1,598)
Intangible assets	(3,424)	(345)
Federal income tax credits	-	-
Disallowed interest	739	497
Net operating loss carryforwards	6,129	4,318
Total	2,710	3,549
Less: valuation allowance	(6,136)	(3,549)
Net deferred tax liability	$(3,426)	$-

The Company’s effective income tax rate differs from what would be expected if the federal statutory rate were applied to loss before income taxes primarily because of certain expenses deductible for financial reporting purposes that are not deductible for tax purposes, research and development tax credits, operating loss carryforwards, and adjustments to previously recorded deferred tax assets and liabilities due to the enactment of the Tax Cuts and Jobs Act in 2017.

At December 31, 2019, the Company had net operating loss carryforwards of approximately $11,900 that begin to expire in 2036.

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our forecasts of future taxable income and tax planning strategies. On the basis of this evaluation as of December 31, 2019, the Company recognized a full valuation allowance against its net deferred tax assets, pursuant to ASC 740, as of December 31, 2019. In calculating the valuation allowance as of June 30, 2020, the Company was not permitted to use its existing deferred tax liabilities related to its indefinite-lived intangible assets as a source of taxable income to support the realization of its existing finite-lived deferred tax assets. Based on the Company’s evaluation, it was determined that no uncertain tax positions existed as of June 30, 2020 or December 31, 2019.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2020

(Unaudited)

15. Commitments and Contingencies

Operating lease obligations

The Company is party to operating leases under which it leases various facilities and equipment. The majority of the facility leases provide that the Company pay, in addition to the minimum rent, certain operating expenses. The leases expire at various dates through August 2024.

Future minimum rent payments, excluding operating expenses and month-to-month leases, required under noncancelable operating leases were as follows as of June 30, 2020:

Six months ended December 31, 2020	$582
Fiscal year 2021	815
Fiscal year 2022	524
Fiscal year 2023	453
Fiscal year 2024	336
Total	$2,710

Contingencies

On December 16, 2019, the Company received a complaint filed by one of its vendors for alleged breach of contract asking for approximately $351.  This suit was settled during the second quarter for $281.

In addition, from time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of June 30, 2020, and through the filing date of this report, the Company does not believe the ultimate resolution of such actions or potential actions of which the Company is currently aware will have a material effect on its financial position, results of operations or cash flows.

16. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued.

On August 5, 2020, AVCT entered into a Purchase Agreement (the “Purchase Agreement”) with Ribbon Communications, Inc. (“Ribbon”), Ribbon Communications Operating Company, Inc. (“RCOCI”) and Ribbon Communications International Limited (together with RCOCI, the “Sellers”, and together with Ribbon, the “Ribbon Parties”), pursuant to which AVCT has agreed to purchase the Sellers’ cloud-based enterprise services business (also known as the Kandy Communications business) (the “Business”) by acquiring certain of the Sellers’ and their respective affiliates assets (and assuming certain of the Sellers’ and their respective affiliates’ liabilities) primarily associated with the Business, and acquiring all of the outstanding interests of Kandy Communications LLC (the “Transaction”).

Under the terms of the Purchase Agreement, AVCT has agreed to issue to Ribbon 13.0 million shares of AVCT’s common stock (the “Issued Shares”), subject to certain adjustments, as consideration for the Transaction (the “Purchase Price”).

Pursuant to the terms of the Purchase Agreement, AVCT is required to complete an equity offering (the “Equity Offering”) prior to, or simultaneously with, the closing of the Transaction (the “Closing”), and in the event AVCT is successful in raising at least $100.0 million in the Equity Offering, AVCT will sell additional securities in the Equity Offering resulting in proceeds in an amount up to the value of 20% of the Issued Shares being issued to Ribbon, with the value of each Issued Share being equal to (i) the value of the AVCT common stock or other securities convertible into a share of AVCT common stock that is being sold in the Equity Offering, or (ii) in the event another form of securities is being offered in the Equity Offering, or if the Equity Offering is consummated more than five days prior to the Closing, the volume weighted average price of AVCT common stock for the ten trading days immediately prior to the Closing (the equivalent shares sold, “Sold Shares”). AVCT will deliver to Ribbon, as part of the Purchase Price, the gross proceeds from the sale of additional securities in the Equity Offering in excess of $100.0 million, in lieu of the Sold Shares at the Closing. In the event that AVCT’s Pro Forma Total Enterprise Value (as defined in the Purchase Agreement), after taking into account the Equity Offering proceeds, would be below $275.0 million, AVCT and Ribbon have agreed to negotiate a potential change in the number of Issued Shares. If an agreement cannot be reached on any change in the number of Issued Shares, AVCT will not proceed with the Equity Offering.

The obligations of each of the Ribbon Parties and AVCT are subject to specified conditions, including, among other matters: (i) the approval by AVCT’s shareholders of the issuance to Ribbon of the Issued Shares (the “Share Issuance”), (ii) the successful completion of the Equity Offering, and (iii) the absence of any injunctions being entered into or law being adopted that would make the Transaction illegal.

The Purchase Agreement contains customary representations and warranties from the Ribbon Parties and AVCT. It also contains customary covenants, including (i) covenants providing for each of the parties to use its commercially reasonable efforts to cause the Transaction to be consummated, and for each of the Sellers and AVCT to carry on their respective businesses in the ordinary course of business consistent with past practice during the period between the execution of the Purchase Agreement and the Closing, (ii) non-competition and non-solicitation of employee covenants applicable to Ribbon for a period of three years following the Closing and (iii) non-solicitation of employee covenants applicable to AVCT for a period of three years following the Closing. The Sellers have also agreed not to initiate, solicit, knowingly encourage the submission of any proposal or offer relating to alternate transactions or, engage in any discussions or negotiations with respect to alternate transactions regarding the Business, during the period between the execution of the Purchase Agreement and the Closing.  AVCT is required to seek stockholder approval of the issuance of the Issued Shares pursuant to Nasdaq listing rules.

The Purchase Agreement contains termination rights for each of the Sellers and AVCT, including, without limitation, in the event that (i) the Transaction is made illegal or any governmental entity issues a non-appealable final order permanently enjoining the Transaction; (ii) the Transaction is not consummated by December 4, 2020; or (iii) the other party breaches its representations, warranties or covenants under the Purchase Agreement which would give rise to the failure of a closing condition and such breach is not cured with 30-days of receipt of written notice of such breach.

The Purchase Agreement provides that AVCT will be obligated to pay Ribbon a termination fee of $1.0 million if the Purchase Agreement is terminated under certain circumstances at a time when the Equity Offering has not been completed.

The Purchase Agreement contemplates that Ribbon and AVCT will enter into an Investor Rights Agreement (the “Investor Rights Agreement”) at the Closing pursuant to which Ribbon will receive customary registration rights with respect to the Issued Shares. In addition, under the Investor Rights Agreement, so long as Ribbon holds at least 25% of the shares of AVCT common stock issued to Ribbon at Closing, Ribbon will have the right to nominate one director to the AVCT board of directors. The Investor Rights Agreement also provides that each of Pensare Sponsor Group, LLC and Stratos Management Systems Holdings, LLC (each, a “Significant Stockholder”) will agree to support AVCT’s obligation to nominate and have elected Ribbon’s director nominee.

There were no other subsequent events that required adjustment or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us,” “our,” or the “Company” refer to American Virtual Cloud Technologies, Inc. (or “AVCT”) and its wholly owned subsidiaries. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (including the notes thereto) contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risk and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K filed on June 29, 2020 with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Delaware-incorporated entity with operating locations in Minnesota, Michigan, Florida and Texas.

On April 7, 2020 (the "Closing Date"), AVCT (formerly known as Pensare Acquisition Corp.), consummated a business combination transaction (the “Business Combination”) in which it acquired Stratos Management Systems, Inc. (“Computex”), a private operating company that does business as Computex Technology Solutions. In connection with the closing of the Business Combination, the Company changed its name to American Virtual Cloud Technologies, Inc.

In the Business Combination, the Company is considered the acquirer and Computex is considered the acquiree and the accounting predecessor. The Business Combination was accounted for using the acquisition method of accounting, and the Successor’s financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired. In the accompanying condensed consolidated financial statements, the Company clearly distinguishes between the entity that existed before the Closing Date (“Predecessor”) and the entity that existed on and after such date (“Successor”). Because the Successor’s financial statements are presented on a different basis from the Predecessor’s financial statements, the two entities may not be comparable, in certain respects. As a result, a black line is used to separate the Successor and the Predecessor columns or sections in certain tables included in the condensed consolidated financial statements.

The condensed consolidated financial statements of the Company include the accounts of AVCT and its wholly owned subsidiary, Computex. The financial position, results of operations and cash flows described herein for the dates and periods prior to April 7, 2020 relate to the operations of Computex. The historical financial information of AVCT prior to the business combination (a special purpose acquisition company, or “SPAC”) has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a user of the financial statements.  SPACs typically deposit the proceeds received from their initial public offerings into a separate trust account until a business combination occurs. Once the business combination occurs, such funds are then used to satisfy the consideration for the acquiree and/or to pay stockholders who elect to redeem their shares of common stock in connection with the business combination. The operations of a SPAC, until the closing of a business combination, other than income from the trust account investments and transaction expenses, are nominal. Accordingly, no other activity in the Company was reported for periods prior to April 7, 2020 besides Computex’s operations as Predecessor.

We are a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions to our customers, through our extensive hardware, software and value-added service offerings. The breadth of our offerings enables us to offer each customer a complete technology solution. After performing an assessment of our customers’ needs, we design best-fit solutions, and with the help of leading vendors in the industry, we help our customers to procure products that fit their global needs.

Covid-19

Commencing in December 2019, COVID-19 began spreading throughout the world, including the first outbreak in the US in February 2020. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has disrupted and continues to significantly disrupt local, regional, and global economies and businesses. The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition and/or results of operations is uncertain.

In response to COVID-19, we have put into place certain restrictions, requirements and guidelines, to protect the health of our employees and clients, including requiring certain conditions to be met before employees return to the Company’s offices. Also, to protect the health and safety of our employees, our daily execution has evolved into a largely virtual model and we continue to endeavor to find innovative ways to engage with customers and prospects as we, our customers and prospects endeavor to navigate the current environment.  Effective April 1, 2020, Computex reduced the salaries of its employees and we are endeavoring to reduce other operating expenses. We plan to continue to monitor the current environment and may take further actions that may be required by federal, state or local authorities or that we determine are in the interests of our employees, customers, and partners.

Our business

Our hardware offerings are sourced from a network of leading manufacturers, and include, data storage, desktops, servers, and other hardware.

Our software and maintenance offerings include licensing, licensing management, software solutions and other services. We offer a full suite of value-added services, which typically are delivered as part of a complete technology solution, to help our customers meet their specific needs. Our solutions range from configuration services for computer devices to fully integrated solutions such as virtualization, collaboration, security, mobility, data center optimization and cloud computing. We also offer complementary services including installations, warranty services and certain managed services such as remote network and data center monitoring. We believe our software and service offerings are important growth areas for us.

Our professional and managed services include managed IT services, virtualization, storage, networking and data center services. As part of these services, we offer customized solutions for business continuity, back-up and recovery, capacity on-demand, regulatory compliance and data center best practice methodologies as well as infrastructure as a service (“IaaS”) and software as a service (“SaaS”). Our customers utilize our solutions to optimize their current and planned investments in IT infrastructure and data centers. We believe the breadth of our service offering and our consultative approach to working with our clients distinguishes us from other providers.

We believe our business is well-diversified across verticals, technology solution offerings and procurement partners from whom we procure products and software for resale. Our sales teams consist of seasoned account executives and regionally focused sales support teams who work within assigned territories and focus on providing customized solutions to our customers. Our sales teams are supported by industry leading technologists who design end to end solutions and who take projects from design, to implementation, to management. We boast an extensive network of OEMs and distributors which allow us to direct-sell a diverse selection of products and software to our ever-growing customer base, as packaged software or as licensed products and services.

We have developed an infrastructure that enables us to deliver our IT solutions and service agnostic as to technology platform and location through a flexible, customer-focused delivery model which spans three datacenter environments (customer-owned, co-location, and the cloud). By optimizing our customers’ use of secure, energy efficient and reliable data centers combined with a comprehensive suite of related IT infrastructure services, we are able to offer our customers highly customized solutions to address their need for data center availability, data management, data security, business continuity disaster recovery and data center consolidation, as well as a variety of other related managed services.

Key trends affecting our results of operations

The following are key trends that we believe may impact our results of operations:

●	Increasing need for third-party services. We believe that customers are relying on third-party service providers, such as Computex Technology Solutions, to manage significant aspects of their IT environment, from design, to implementation, to pre- and post-sales support, to maintenance, engineering, cloud management, security operations, and other services.
●	Reduction in the number of IT solutions providers. Our view is that customers are seeking to reduce the number of solutions providers they do business with to improve supply chain and internal efficiencies, enhance accountability, improve supplier management practices, and reduce costs. As a result, customers are looking to find IT solutions providers that can provide a whole suite of solutions to meet their IT needs.
●	Lack of sufficient internal IT resources at mid-sized and large enterprises, and scarcity of IT personnel in certain high-demand disciplines. We believe that IT departments at mid-sized and large enterprises are facing pressure to deliver emerging technologies and business outcomes but lack the properly trained staff and the ability to hire personnel with high in-demand disciplines such as security and data analytics. At the same time, the prevalence of security threats; increased use of cloud computing, software-defined networking, new architectures, and rapid software development frameworks; the proliferation of mobile devices and bring-your-own-device (BYOD) policies; and complexity of multi-vendor solutions, have made it difficult for these departments to implement high-quality IT solutions.
●	Disruptive technologies are creating complexity and challenges for customers and vendors. The rapid evolution of disruptive technologies, and the speed by which they impact an organization’s technology platforms, has made it difficult for customers to effectively design, procure, implement and manage their own IT systems. Moreover, increased budget pressures, fewer internal resources, a fragmented vendor landscape and fast time-to-value expectations make it challenging for customers to design, implement and manage secure, efficient and cost-effective IT environments. Customers are increasingly turning to IT solution providers such as Computex Technology Solutions to implement complex IT offerings, including software defined infrastructure, cloud computing, converged and hyper-converged infrastructures, big data analytics, and flash storage.

●	Increasing sophistication and incidences of IT security breaches and cyber-attacks. In recent years, cyber-attacks have become more sophisticated, numerous, and pervasive. Organizations are finding it increasingly difficult to effectively safeguard their confidential and personal information from a constant stream of advanced threats, both internal and external. Moreover, cyber-threats have shifted from uncoordinated individual efforts to highly coordinated and well-funded attacks by criminal organizations and nation-state actors. For most organizations, it is no longer a matter of “if a cyber-attack will occur;” the question is “when” and “what impact will it have” on the organization. We believe our customers are focused on all aspects of cyber security, including information and physical security, intellectual property, and compliance requirements related to industry and government regulations. To meet current and future security threats, enterprises must implement security controls and technology solutions that leverage integrated services and products to help monitor, mitigate, and remediate security threats and attacks.
●	Customer IT decision-making is shifting from IT departments to line-of-business personnel. As IT consumption shifts from legacy, on-premise infrastructure to agile “on-demand” and “as-a-service” solutions, customer procurement decisions are shifting from traditional IT personnel to lines-of-business personnel, which is changing the customer engagement model and types of consultative services required to fulfill the needs of customers. In addition, many of the services create recurring revenue streams paid for over a period of time, rather than paid for upfront.
●	Multi-Cloud Strategy. Over the past several years, cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, have become the core foundation of modern IT. In order to take advantage of this trend, we focus on assisting our customers with their assessment, definition, deployment, and management of private and hybrid clouds that align with their business needs. This strategy leverages our strength in deploying private clouds, while also incorporating elements of the public cloud. By assessing our client’s applications, workloads and business requirements, among others, we are able to deploy solutions that leverage the best available technology platforms and consumption models. For example, we may build a private cloud solution to host mission critical applications, while utilizing a public cloud solution for development, collaboration, or disaster recovery. Our cloud strategy is tightly aligned with key strategic initiatives, including security, and digital workspace.

Results of operations

To distinguish between the different bases of accounting due to the Business Combination that occurred on April 7, 2020, the tables below separate the Company’s results using a black line presentation that separates: (1) the periods prior to the closing date of April 7, 2020 (“Predecessor”) and (2) the period that started on April 7, 2020 (“Successor”). We refer to the periods before April 7, 2020 as the “Predecessor” periods and refer to the periods that started on April 7, 2020 as the “Successor” periods.

As discussed more fully above, the historical financial information of AVCT prior to the Business Combination (a SPAC) has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a user of the financial statements. Accordingly, no other activity in the Company was reported for periods prior to April 7, 2020 besides Computex’s operations as Predecessor. As a result, the financial results of the Successor and Predecessor entities, presented herein are expected to be largely consistent, excluding any impact of the Business Combination.

For the reasons discussed above, management believes it remains useful to review the operating results for the three and six months ended June 30, 2020 with the operating results for the three and six months ended June 30, 2019. Accordingly, in the discussion below, the financial information for the period April 1, 2020 through April 6, 2020 is combined with the financial information for the period April 7, 2020 through June 30, 2020 and, together, is referred to as the “S/P combined 2nd quarter of 2020.” Similarly, for purposes of a year-to-date (YTD) comparison, the financial information for the period January 1, 2020 through April 6, 2020 is combined with the financial information for the period April 7, 2020 through June 30, 2020 and, together, is referred to as “S/P combined YTD period ended June 30, 2020.” Accordingly, in addition to presenting our results of operations in our condensed consolidated financial statements in accordance with GAAP, the tables and certain discussions below present the non-GAAP combined results for both the second quarter of 2020 and the six months ended June 30, 2020.

S/P Combined 2nd Quarter of 2020 versus the 2nd Quarter of 2019

	April 7, 2020 through June 30, 2020	April 1, 2020 through April 6, 2020	S/P Combined 2nd Quarter of 2020	2nd Quarter of 2019
	Successor	Predecessor	(non-GAAP)	Predecessor
Revenues:
Hardware	$10,442	$234	$10,676	$12,165
Software and maintenance	1,532	-	1,532	1,383
Services	6,984	441	7,425	7,276
Other	139	-	139	119
Total revenues	19,097	675	19,772	20,943
Cost of revenue	12,917	402	13,319	15,315
Gross profit	6,180	273	6,453	5,628
Selling, general and administrative expenses (including transaction costs)	7,688	760	8,448	6,472
Loss from operations	(1,508)	(487)	(1,995)	(844)
Other (expense) income
Interest expense (1)	(2,161)	(143)	(2,304)	(371)
Other (expense) income	(13)	13	-	103
Total other expenses	(2,174)	(130)	(2,304)	(268)
Loss before income taxes	(3,682)	(617)	(4,299)	(1,112)
Benefit (provision) for income taxes	8	(1)	7	(65)
Net loss	$(3,674)	$(618)	$(4,292)	$(1,177)

(1)	Interest expense in the Successor period includes related party interest of $554.

Net loss

Net loss for the S/P Combined 2nd quarter of 2020 was $4.3 million compared with $1.2 million for the 2nd quarter of 2019. Discussed below are the revenue and expense factors that primarily contributed to the quarter over quarter net loss change.

Hardware revenue

Hardware revenue was $10.7 million in the S/P Combined 2nd quarter of 2020 compared with $12.2 million in the 2nd quarter of 2019, representing a decrease of 12.2%. We attribute this decrease to the impact of COVID-19 and a sales force transition. Hardware revenue is seasonal and tends to be higher in the first and fourth quarters of each year. Though our hardware revenue was down in the S/P 2nd quarter of 2020 compared with the 2nd quarter of 2019, the margin was up 690 basis points due to actions by the Company to deliver improved margins.

Software and maintenance revenue

Revenues from software and maintenance services, which are recorded net of direct expenses increased 10.8%, increasing to $1.5 million in the S/P Combined 2nd quarter of 2020 compared with $1.4 million in the 2nd quarter of 2019. Since this revenue is recorded net, the revenue is the gross margin.

Services revenue

Services revenues was slightly up (2.0%), increasing to $7.4 million in the S/P Combined 2nd quarter of 2020 compared with $7.3 million in the 2nd quarter of 2019. We attribute this increase to more demand for these types of services due to COVID-19, as more customers reached out for IT help to allow them to work from home. The margin was also up in the S/P Combined 2nd quarter of 2020, increasing 150 basis points compared with the 2nd quarter of 2019. Improved margins are due to actions by the Company to deliver higher margins and also as a result of increased utilization of personnel driven by the higher customer demand discussed previously.

Other revenue

Other revenue, which consists primarily of freight and reimbursables, including travel, meals and entertainment, was flat at $0.1 million, quarter over quarter. By its nature, this type of revenue fluctuates depending on the revenue of the other product lines.

Total revenue, cost of revenue and gross margin

Aggregate revenue for the four product lines together was down 5.6%, decreasing from $20.9 million in the second quarter of 2019 to $19.8 million in the S/P Combined 2nd quarter of 2020. Though aggregate revenues were down, overall gross profit increased 14.7% and gross margin was up 577 basis points as cost of revenue decreased 13.0%, quarter over quarter.

Selling, general and administrative expenses

Selling, general and administrative expenses (including transaction costs) for the S/P Combined 2nd quarter of 2020 and the 2nd quarter of 2019, consisted of the components in the following table (in thousands):

	S/P Combined 2nd Quarter of 2020	2nd Quarter of 2019	Change Increase (decrease)
	(non-GAAP)	Predecessor
Salaries, benefits, subcontracting & personnel administration costs	$4,722	$3,760	$962
Commissions	1,471	995	476
Building occupancy costs, utilities, office supplies & repairs and maintenance	453	591	(138)
Depreciation and amortization	815	540	275
Dues, subscriptions and memberships	186	190	(5)
Vendor marketing funds	(199)	(223)	25
Meals, entertainment & travel	50	311	(261)
Management fees	5	75	(70)
Transaction costs	142	-	142
Insurance	396	49	347
Other	407	184	223
	$8,448	$6,472	$1,976

Selling, general and administrative expenses increased 30.5% in the S/P Combined 2nd quarter of 2020, compared with the 2nd quarter of 2019, primarily as a result of an increase in personnel-related costs, commissions and insurance expenses. Personnel-related expenses increased primarily as a result of the inclusion of AVCT salaries in the Successor period, which were not included in the Predecessor period, and an increase in share-based compensation expenses related to awards issued in the S/P Combined 2nd quarter of 2020, partially offset by a reduction in salaries for employees of Computex, that took effect as of April 1, 2020. Commissions increased as a result of improved margins. The increased insurance expenses are related to the Company’s expanded public company activities. Meals, entertainment and travel decreased as a result of less travel and meetings with clients due to COVID-19.

Transaction costs of $0.1 million (included in the table above) represent costs incurred in connection with the acquisition of Computex on April 7, 2020. Such costs consist primarily of legal and professional fees, and are net of a credit of $0.9 million granted by a creditor whose account was settled via a combination of cash, Debentures and common stock.

Interest expense

Interest expense in the S/P Combined 2nd quarter of 2020 was up, compared with the 2nd quarter of 2019, primarily as a result of interest on the Debentures and the subordinated promissory note which were both issued on the Closing Date. The Debentures bear interest at the rate of 10.00% and the subordinated promissory note bears interest at the rate of 12.00%. Interest expense also includes amortization of the discount on the Debentures.

Benefit/provision for income taxes

For all periods presented, except the Successor period, the provision for income taxes consists primarily of provisions for state taxes, and reflect effective tax rates that differ from what would be expected if the federal statutory rate were applied to loss before income taxes primarily as a result of certain expenses being deductible for financial reporting purposes that are not deductible for tax purposes, the existence of research and development tax credits, operating loss carryforwards, and adjustments to previously recorded deferred tax assets and liabilities related to the enactment of the Tax Cuts and Jobs Act in 2017. For the Successor period, the benefit for income taxes reflects the impact of amortization of intangibles, partially offset by the items above that impacted the Predecessor periods.

S/P Combined YTD Period Ended June 30, 2020 versus the YTD Period Ended June 30, 2019

	April 7, 2020 through June 30, 2020	January 1, 2020 through April 6, 2020	S/P Combined YTD period ended June 30, 2020	YTD period ended June 30, 2019
	Successor	Predecessor	(non-GAAP)	Predecessor
Revenues:
Hardware	$10,442	$10,587	$21,029	$28,489
Software and maintenance	1,532	1,459	2,991	3,029
Services	6,984	6,880	13,864	13,958
Other	139	111	250	348
Total revenues	19,097	19,037	38,134	45,824
Cost of revenue	12,917	12,426	25,343	33,340
Gross profit	6,180	6,611	12,791	12,484
Selling, general and administrative expenses (including transaction costs)	7,688	7,835	15,523	13,475
Loss from operations	(1,508)	(1,224)	(2,732)	(991)
Other (expense) income
Interest expense	(2,161)	(384)	(2,545)	(670)
Other (expense) income	(13)	31	18	145
Total other expenses	(2,174)	(353)	(2,527)	(525)
Loss before income taxes	(3,682)	(1,577)	(5,259)	(1,516)
Benefit (provision) for income taxes	8	(12)	(4)	(88)
Net loss	$(3,674)	$(1,589)	$(5,263)	$(1,604)

(1)	Interest expense in the Successor period includes related party interest of $554.

Net loss

Net loss for the S/P Combined YTD period ended June 30, 2020 was $5.3 million compared to $1.6 million for the YTD period ended June 30, 2019. Discussed below are the revenue and expense factors that primarily contributed to the YTD change in the net loss between the two periods.

Hardware revenue

Hardware revenue decreased 26.2% from $28.5 million in the YTD period ended June 30, 2019 to $21.0 million in the S/P Combined period ended June 30, 2020. Though our hardware revenue was down, the margin was up 560 basis points in the S/P Combined YTD period ended June 30, 2020 compared with the YTD period ended June 30, 2019. We attribute the decrease in hardware revenue and the increase in margin to the same factors discussed in the quarter over quarter comparison.

Software and maintenance revenue

Revenue from software and maintenance services was flat at $3.0 million in the YTD periods. As discussed above, since this revenue is reported net, the revenue is also the margin.

Services revenue

Services revenues was essentially flat at $13.9 million in the S/P Combined YTD period ended June 30, 2020 compared with $14.0 million in the YTD period ended June 30, 2019. The margin on our services revenue for the S/P Combined YTD period ended June 30, 2020 was up 480 basis points compared to the YTD period ended June 30, 2019 due to the same reason discussed in the quarter over quarter comparison.

Other revenue

Other revenue was $0.2 million in the S/P Combined YTD period ended June 30, 2020 and $0.3 million in the YTD period ended June 30, 2019. The nature of other revenue is discussed in the quarter over quarter comparison section above.

Total revenue, cost of revenue and gross margin

Aggregate revenue for the four product lines together was down 16.8%, decreasing from $45.8 million in the YTD period ended June 30, 2019 to $38.1 million in the S/P Combined YTD period ended June 30, 2020. Though aggregate revenues were down, overall gross profit increased 2.5% and gross margin was up 630 basis points as cost of revenue decreased 24.0%.

Selling, general and administrative expenses

Selling, general and administrative expenses (including transaction costs) for the S/P Combined YTD period ended June 30, 2020 and the YTD period ended June 30, 2019, consisted of the components in the following table (in thousands), and increased 15.2% primarily as a result of the same factors discussed in the quarter over quarter discussion.

	S/P Combined YTD period ended June 30, 2020	YTD period ended June 30, 2019	Change Increase (decrease)
	(non-GAAP)	Predecessor
Salaries, benefits, subcontracting & personnel administration costs	$8,620	$7,425	$1,195
Commissions	3,179	2,708	471
Building occupancy costs, utilities, office supplies & repairs and maintenance	946	1,137	(191)
Depreciation and amortization	1,301	1,066	235
Dues, subscriptions and memberships	394	410	(16)
Vendor marketing funds	(479)	(432)	(47)
Meals, entertainment & travel	345	612	(267)
Management fees	80	150	(70)
Transaction costs	142	-	142
Insurance	438	90	348
Other	557	309	248
	$15,523	$13,475	$2,048

Interest expense

Interest expense increased in the S/P Combined YTD period ended June 30, 2020, compared with the YTD period ended June 30, 2019, for the same primary reasons discussed above in the quarter over quarter discussion.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated from operations and funding under our Credit Agreement, which have been sufficient to meet our working capital and substantially all our capital expenditure requirements. The Credit Agreement matures on December 31, 2020, and, as amended, provides for maximum borrowings of $22.9 million, consisting of a $16.5 million revolving note (or LOC) and a $6.4 million term note. Availability on the revolving note is determined weekly, based on a weekly borrowing base computation that is primarily based on certain percentages of accounts receivable and inventory. As of June 30, 2020, amounts outstanding under the term loan and revolving note with Comerica Bank was $6.4 million and $8.0 million, respectively.

On or before the maturity date of the Credit Agreement, we plan to either request an extension of the Credit Agreement or enter into a new agreement with another lender. However, there can be no assurance that financing will be available in the amounts we require or on terms acceptable to us, if at all. Cash on hand was approximately $6.6 million at June 30, 2020. We may also access the debt and equity markets to fund acquisitions and/or pursue large capital expenditure projects or to reduce our cost of capital.

Successor cash flows

Operating activities

Net cash used in operating activities was $10.6 million in the Successor period which was the result of an increase in receivables, due to the acquisition of Computex, and lower current liabilities at June 30, 2020 compared with April 6, 2020, as a substantial portion of the current liabilities at April 6, 2020 was converted to common stock and Debentures (and therefore reflected in increases in cash provided by financing activities). Current liabilities of $2.6 million at April 6, 2020 were converted to Debentures and $1.5 million was converted to common stock.

Investing activities

Investing activities provided net cash of $0.1 million in the Successor period and consisted of cash acquired from the Computex acquisition of $0.3 million, partially offset by capital expenditures of $0.2 million.

Financing activities

Financing activities provided $15.2 million in the Successor period and was generated from the issuance of $12.1 million in Debentures, $4.1 million in new debt and $1.5 million from the issuance of common stock, partially offset by net debt repayments of $1.4 million, redemption of shares held in trust of $1.0 million and payment of deferred financing fees of $0.1 million.

Predecessor cash flows

Operating activities

Net cash used in operating activities was $1.6 million for the period January 1, 2020 through April 6, 2020 and primarily consisted of funding for inventory and the impact of changes in unearned revenue, partially offset by funds provided by accounts receivable.

Net cash provided by operating activities was $3.4 million for the six months ended June 30, 2019 and primarily consisted of funds provided by accounts receivable, partially offset by funding for accounts payable and accruals.

Investing activities

Investing activities used $0.2 million of cash for the period January 1, 2020 through April 6, 2020, which consisted of funding for capital expenditures.

Investing activities used $0.3 million for the six months ended June 30, 2019, which consisted of funding for capital expenditures.

Financing activities

Financing activities provided $2.0 million of cash for the period January 1, 2020 through April 6, 2020, consisting primarily of net funds from the line of credit of $3.0 million, partially offset by debt repayments of $1.0 million.

Financing activities used $3.1 million for the six months ended June 30, 2020, consisting of net line of credit repayments of $1.7 million and other debt repayments of $1.4 million.

Capital expenditures

Capital expenditures were $0.2 million during the Successor period ended June 30, 2020 and primarily were related to the purchase of computer and other equipment. For the remainder of fiscal year 2020, we estimate our capital expenditures to be between $0.5 million and $0.6 million, a significant portion of which we expect to spend on equipment to be used in our after-sales service centers.

Off-Balance Sheet Arrangements

At June 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and had not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies, Judgements and Estimates

This discussion of critical accounting policies, judgments and estimates should be read in conjunction with our condensed consolidated financial statements and other disclosures included elsewhere in this quarterly report. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could differ materially from those estimates. We believe the accounting policies that involve the most significant judgments and estimates used in the preparation of the condensed consolidated financial statements include those relating to revenue recognition, accounting for income taxes, accounting for business combinations, the recognition and impairment evaluation relating to tangible and intangible assets, including goodwill, and accounting for share-based compensation. We discuss some of these policies below. The ones not discussed below are discussed in Note 3 of the condensed consolidated financial statements. Additional discussions regarding the ones discussed below are also included in Note 3.

Revenue recognition

Revenue from contracts with customers are not recorded until the Company has the approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of the consideration is probable. The Company also evaluates the following indicators, amongst others, when determining whether it is acting as a principal in the transaction (and therefore whether to record revenue on a gross basis): (i) whether the Company is primarily responsible for fulfilling the promise to provide the specified goods or service, (ii) whether the Company has the inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) whether the Company has the discretion to establish the price for the specified good or service. If the terms of a transaction do not indicate that the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and therefore, the associated revenue is recognized on a net basis (that is revenue net of costs).

Revenue is recognized once control passes to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) whether the Company has a right to payment for the product or service, (ii) whether the customer has legal title to the product, (iii) whether the Company has transferred physical possession of the product to the customer, (iv) whether the customer has the significant risk and rewards of ownership of the product and (v) whether the customer has accepted the product. The Company's products can be delivered to customers in a variety of ways, including (i) physical shipment from the Company's warehouse, (ii) via drop-shipment by the vendor or supplier or (iii) via electronic delivery of keys for software licenses. The Company's shipping terms typically allow for the Company to recognize revenue when the product reaches the customer's location.

Hardware

Revenue from the sale of hardware is recognized on a gross basis, as the Company is deemed to be acting as the principal in these transactions. The selling price to the customer is recorded as revenue and the acquisition cost is recorded within cost of revenue. The Company recognizes revenue from these transactions when control has passed to the customer, which is usually upon delivery.

In some instances, the customer agrees to buy the product from the Company, but requests delivery at a later date, commonly known as bill-and-hold arrangements. For these transactions, the Company deems that control passes to the customer when the product is ready for delivery. The Company classifies such products as products ready for delivery when the customer has a signed agreement, the significant risk and rewards for the product has passed to the customer, the customer has the ability to direct the assets, the products have been set aside specifically for the customer and the Company cannot redirect the product for the benefit of another customer.

In drop-shipment arrangements, whereby the Company arranges for the vendor to deliver products directly to its customers without the inventory first being physically held at its warehouses, the Company considers itself to be the principal in the transaction and therefore, recognizes the related revenue on a gross basis.

Software

Revenues from most software license sales are recognized as a single performance obligation on a net basis, as the Company is deemed to be acting as an agent in these transactions. Revenues in these instances are recognized at the point the software license is delivered to the customer. Generally, software licenses are sold with accompanying third-party delivered software support, which is a product that allows customers to upgrade, at no additional cost, to the latest technology if new capabilities are introduced during the period that the software support is in effect. The Company evaluates whether the software support is a separate performance obligation by assessing whether the third-party delivered software support is critical or essential to the core functionality of the software itself. This involves considering whether the software provides its original intended functionality to the customer without the updates, whether the customer would ascribe a higher value to the upgrades versus the up-front deliverable, whether the customer would expect frequent intelligence updates to the software (such as updates that maintain the original functionality), and whether the customer chooses to not delay or always install upgrades. If the Company determines that the accompanying third-party delivered software support is critical or essential to the core functionality of the software license, the software license and the accompanying third-party delivered software support are recognized as a single performance obligation. The value of the product is primarily based on the accompanying support delivered by a third-party, and therefore the Company is acting as an agent in these transactions and therefore, recognizes the associated revenue on a net basis at the point that the associated software license is delivered to the customer.

Third-party services

The Company is deemed to be the agent in the sale of third-party maintenance, software support and services, as the third-party controls the service until it is transferred to the customer. In these instances, the Company recognizes the revenue on a net basis equal to the selling price to the customer less the acquisition costs. Such revenue is recognized when the customer and vendor accept the terms and conditions of the arrangement.

Managed and professional services

Professional services offerings include assessments, project management, staging, configuration, and integration. Managed services offerings range from monitoring and notification to a fully outsourced network management solution. In these arrangements, the Company satisfies the performance obligations and recognizes revenue over time.

Such professional services are provided under both time and materials and fixed price contracts. When services are provided on a time and materials basis, the Company recognizes revenues at agreed-upon billing rates as services are performed. When services are provided on a fixed fee basis, the Company recognizes revenues over time in proportion to the Company’s progress towards complete satisfaction of the performance obligation.

In arrangements for managed services, the Company’s arrangement is typically a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company typically recognize revenues from these services on a straight-line basis over the period services are provided, which is consistent with the timing of services rendered.

Freight and sales tax

Freight billed to customers is included within revenue on the condensed consolidated statement of operations. The related freight charged to the Company is included within cost of revenue. Sales tax collected from customers is remitted to governmental authorities on a net basis.

Contract liabilities

Contract liabilities (or deferred or unearned revenue) are recognized when cash payments are received or due in advance of the Company’s performance obligations.

Costs of obtaining and fulfilling a contract

The Company capitalizes costs that are incremental to obtaining customer contracts, predominately sales commissions. Such deferrals are then amortized to expense, in proportion to each completed contract performance obligation, on a straight-line basis over the period during which the Company fulfills its performance obligation.

Costs associated with contracts whereby the Company has an obligation to perform services, are incurred specifically to assist the Company in rendering services to its customers and are recorded as deferred customer support contract costs at the time the costs are incurred. The costs are amortized to expense on a straight-line basis over the period during which the Company fulfills its performance obligation.

We consider revenue recognition to be a critical accounting policy and one that involves critical accounting estimates because of the materiality of this item to our financial statements and the level of judgement involved. Judgement is required in some of the factors discussed above including whether we are acting as a principal or an agent, the determination of when risk effectively passes to the customer, the determination of the price expected to be collected from the customer, the determination of whether revenue from certain software sales should be recognized as a single performance obligation or whether certain software support should be recognized as a separate performance obligation, and the assessment of whether the third-party delivered software support is critical or essential to the core functionality of the software itself.

Accounting for income taxes

Under ASC 740, income tax expense is recorded for the amount of income tax payable or refundable for the current period and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. We make significant assumptions, judgments, and estimates in the determination of our provision for income taxes and also our deferred tax assets and liabilities and any valuation allowances.

Our judgments, assumptions, and estimates relating to the current tax provision take into account current tax laws, our interpretation of current tax laws, allowable deductions, projected tax credits, and possible outcomes of current and future tax audits. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than 50 percent likely to be realized. Changes in tax law or our interpretation of tax laws and the resolution of current and future tax audits could materially impact the amounts provided for income taxes. Our assumptions, judgments, and estimates relative to the value of our net deferred tax assets take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments, and estimates inaccurate, thus materially impacting our financial position and results of operations.

Purchase price allocation

The Company accounts for business combinations in accordance with ASC 805. Accordingly, tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair values, the excess of the purchase consideration over the fair values of net assets acquired is recorded as goodwill, and transaction costs are expensed as incurred. Determining fair values of certain assets acquired and liabilities assumed requires the exercise of judgment and often involves the use of significant estimates and assumptions. Also, assigning useful lives to intangible assets, which determine the related amortization expense, involves subjectivity.

Share-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, which requires the measurement and recognition of compensation expense, based on estimated fair values, for share-based awards made to employees and directors. Based on the grant date fair value of the award, the Company recognizes compensation expense over the requisite service period or performance period on a straight-line basis, and accounts for forfeitures as they occur.

Significant judgement is required in the estimation of fair values of stock awards. For the restricted stock awards with a time-based vesting condition, the fair value was determined by reference to the Company’s stock price on the grant date. A portion of the Company's restricted stock awards are performance-based with a market condition that must be met for the award to vest. For those restricted stock awards, the fair value was estimated using a Monte Carlo simulation model, whereby the fair value of such awards is fixed at the grant date and amortized over the shorter of the remaining performance or service period. The Monte Carlo simulation valuation model utilizes the following assumptions: expected stock price volatility, expected life of the awards and a risk-free interest rate. Significant judgment is required in estimating the expected volatility of our common stock. Due to the limited trading history of the Company’s common stock, estimated volatility was based on a peer group of public companies and took into consideration the increased short-term volatility in historical data due to COVID-19.

Recent Accounting Pronouncements Issued and Adopted

See Note 3 of the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

Our business is primarily conducted within US markets and, hence we have no material exposure to currency fluctuations.

Interest rate risk

Interest rate risks are inherent in the Credit Agreement, partially mitigated by an interest rate swap. See Note 8. Currently, management does not view this exposure as a significant risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding in the ten years preceding the date of this quarterly report. In December 2019, a lawsuit was filed against us and our officers and directors by an investment bank, seeking payment of costs and expenses allegedly incurred in connection with serving as placement agent in connection with a proposed business combination with U.S. TelePacific Holdings Corp. d/b/a TPx Communications.  This suit was settled during the second quarter for $281.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on June 29, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations, financial condition or cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business. As of the date of this quarterly report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on June 29, 2020, except as may be disclosed in this quarterly report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously reported in a Current Report on Form 8-K, none.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

3.1(1)	Second Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

10.1(1)	Securities Purchase Agreement, dated as of April 3, 2020.

10.2(3)	Third Amendment to Loan Documents, dated as of April 7, 2020, by and among Computex, AVCT, First Byte Computes, Inc., eNETSolutions, LLC and Comerica Bank.

10.3(3)	Registration Rights Agreement, dated as of April 7, 2020, by and among AVCT and certain stockholders and Investors.

10.4(3)	American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan.

10.5(3)	Form of Convertible Debenture.

10.6(3)	Form of Warrant.

10.7(3)	Guaranty, dated as of April 7, 2020, issued by Computex, AVCT, First Byte Computes, Inc. and eNetSolutions, LLC.

10.8(4)	Fourth Amendment to Loan Documents, dated as of May 4, 2020.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.
(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 7, 2020.
(2)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 2, 2017.
(3)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 14, 2020.
(4)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on May 6, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

Date: August 14, 2020		/s/ Darrell J. Mays
	Name:	Darrell J. Mays
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas H. King
	Name:	Thomas H. King
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)