Form 10-Q
period 2020-09-30
American Virtual Cloud Technologies, Inc.
filed 2020-11-16
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

As of November 11, 2020, 19,753,061 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, or as otherwise noted)

	September 30, 2020	December 31, 2019
	Successor	Predecessor
	(Unaudited)
ASSETS
Current assets:
Cash	$3,715	$18
Restricted cash	688	-
Trade receivables, net of allowances of $339 and $138 at September 30, 2020 and December 31, 2019, respectively	19,030	16,092
Prepaid expenses	2,213	397
Inventory	649	350
Other current assets	53	224
Total current assets	26,348	17,081
Property and equipment, net	7,765	9,608
Other assets:
Goodwill	42,129	21,215
Other intangible assets, net	23,142	2,404
Other noncurrent assets	67	69
Total other assets	65,338	23,688
TOTAL ASSETS	$99,451	$50,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$27,524	$21,731
Deferred revenue	1,536	6,431
Line of credit	8,487	-
Current portion of notes payable and capital leases	8,991	2,506
Subordinated promissory note	500	-
Total current liabilities	47,038	30,668
Long-term liabilities
Line of credit	-	6,051
Notes payable and capital leases (net of current portion and deferred financing fees)	1,558	5,685
Convertible Debentures, net of discount - related party	10,632	-
Convertible Debentures, net of discount	26,634	-
Deferred tax liability	3,443	-
Other liabilities	82	180
Total long-term liabilities	42,349	11,916
Total liabilities	89,387	42,584

Commitments and contingent liabilities (see note 15)

Stockholders’ equity:

Successor:

Preferred stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 19,753,061 shares issued and outstanding as of September 30, 2020	2	-
Additional paid-in capital	34,988	-
Accumulated deficit	(24,926)	-

Predecessor:
Predecessor common stock, $0.001 par value; 1,000 shares authorized; 1,000 shares issued and outstanding as of December 31, 2019	-	-
Additional paid-in capital	-	18,717
Accumulated deficit	-	(10,924)
Total stockholders’ equity	10,064	7,793
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$99,451	$50,377

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	July 1, 2020	April 7, 2020	January 1, 2020	July 1, 2019	January 1, 2019
	through	through	through	through	through
	September 30, 2020	September 30, 2020	April 6, 2020	September 30, 2019	September 30, 2019
	Successor	Successor	Predecessor	Predecessor	Predecessor

Revenues:
Hardware	$16,428	$26,870	$10,587	$12,160	$40,649
Software and maintenance	1,202	2,734	1,459	1,418	4,447
Managed and professional services	8,204	15,188	6,880	6,599	20,557
Other	134	273	111	155	503
Total revenues	25,968	45,065	19,037	20,332	66,156

Cost of revenue	18,445	31,362	12,426	14,249	47,589

Gross profit	7,523	13,703	6,611	6,083	18,567

Selling, general and administrative expenses	9,929	17,617	7,835	6,928	20,403

Loss from operations	(2,406)	(3,914)	(1,224)	(845)	(1,836)

Other (expense) income
Interest expense - related party	(597)	(1,151)	-	-	-
Interest expense	(1,782)	(3,389)	(384)	(309)	(979)
Other (expense) income	(12)	(25)	31	2	147
Total other expenses	(2,391)	(4,565)	(353)	(307)	(832)

Net loss before income taxes	(4,797)	(8,479)	(1,577)	(1,152)	(2,668)

Benefit (provision) for income taxes	(41)	(33)	(12)	55	(33)

Net loss	$(4,838)	$(8,512)	$(1,589)	$(1,097)	$(2,701)

Loss per share - basic and diluted	$(0.25)	$(0.43)	$(1,587.30)	$(1,096.00)	$(2,700.60)

Weighted average shares outstanding - basic and diluted	19,678,342	19,657,811	1,000	1,000	1,000

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (Deficit) EQUITY

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	For the period January 1, 2019 through September 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Predecessor
Balance, January 1, 2019	1,000	$-	$18,717	$(6,640)	$12,077
Cumulative effect of accounting change (See Note 4)	-	-	-	99	99
Net loss	-	-	-	(2,701)	(2,701)
Balance, September 30, 2019	1,000	$-	$18,717	$(9,242)	$9,475

	For the period July 1, 2019 through September 30, 2019
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Predecessor
Balance, July 1, 2019	1,000	$-	$18,717	$(8,145)	$10,572
Net loss	-	-	-	(1,097)	(1,097)
Balance, September 30, 2019	1,000	$-	$18,717	$(9,242)	$9,475

	For the period January 1, 2020 through April 6, 2020
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Predecessor
Balance, January 1, 2020	1,000	$-	$18,717	$(10,924)	$7,793
Net loss	-	-	-	(1,589)	(1,589)
Balance, April 6, 2020	1,000	$-	$18,717	$(12,513)	$6,204

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (Deficit) EQUITY (continued)

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	For the period April 7, 2020 through September 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Successor
Balance, April 7, 2020	7,932,977	$1	$7	$(15,410)	$(15,402)
Conversion of rights (previously issued in the IPO) into shares	3,105,000	-	-	-	-
Original issuance of shares in connection with the acquisition of Computex (as defined in Note 1)	8,189,490	1	24,567	-	24,568
Additional shares issued in connection with the acquisition of Computex (working capital adjustment)	117,231	-	557	-	557
Issuance of shares in exchange for services	500,000	-	1,500	-	1,500
Deferred underwriting fees relating to IPO	-	-	(3,000)	-	(3,000)
Debenture discount relative to value of warrants	-	-	9,937	-	9,937
Redemption of shares held in trust	(91,637)	-	-	(1,004)	(1,004)
Share-based compensation	-	-	1,420	-	1,420
Net loss	-	-	-	(8,512)	(8,512)
Balance, September 30, 2020	19,753,061	$2	$34,988	$(24,926)	$10,064

	For the period July 1, 2020 through September 30, 2020
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Successor
Balance, July 1, 2020	19,635,830	$2	$33,629	$(20,088)	$13,543
Additional shares issued in connection with the acquisition of Computex (working capital adjustment)	117,231	-	557	-	557
Share-based compensation	-	-	802	-	802
Net loss	-	-	-	(4,838)	(4,838)
Balance, September 30, 2020	19,753,061	$2	$34,988	$(24,926)	$10,064

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	April 7, 2020	January 1, 2020	January 1, 2019
	through	through	through
	September 30, 2020	April 6, 2020	September 30, 2019
	Successor	Predecessor	Predecessor

Cash Flows from Operating Activities:
Net loss	$(8,512)	$(1,589)	$(2,701)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	1,745	933	2,835
Amortization of intangible assets	1,158	263	740
Amortization of convertible debenture discount relative to warrants	1,921	-	-
Interest on convertible debt paid-in-kind	2,112	-	-
Share-based compensation	1,420	-	-
Deferred income taxes	(7)	-	-
Amortization and write-off of deferred financing costs	21	128	34
Changes in operating assets and liabilities:
Accounts receivable	(5,234)	2,296	30,373
Prepaid expenses	(680)	(1,074)	-
Inventory	785	(1,084)	(45)
Accounts payable and accrued expenses	(4,723)	745	(25,967)
Other current assets	(53)	217	391
Other current liabilities	-	2	-
Deferred revenue	(2,551)	(2,353)	(3,250)
Other liabilities	(27)	(76)	(88)
Net cash (used in) provided by operating activities	(12,625)	(1,592)	2,322
Cash Flows from Investing Activities:
Cash from the acquisition of Computex (See Note 1)	269	-	-
Purchase of property and equipment	(396)	(146)	(486)
Net cash used in investing activities	(127)	(146)	(486)
Cash Flows from Financing Activities:
Net change in line of credit	(593)	3,029	623
Debt repayments (including capital lease obligations)	(747)	(1,040)	(2,176)
Proceeds from PPP Loan (See Note 8)	4,135	-	-
Issuance of convertible Debentures (See Note 9)	12,104	-	-
Issuance of common stock	1,500	-	-
Redemption of shares held in trust	(1,004)	-	-
Payment of deferred financing fees	(113)	-	-
Net cash provided by (used in) financing activities	15,282	1,989	(1,553)
Net change in cash and restricted cash	2,530	251	283
Cash and restricted cash, beginning of period	1,873	18	260
Cash and restricted cash, end of period	$4,403	$269	$543
Supplemental Disclosures about Cash Flow Information
Cash paid for interest	$452	$384	$979
Cash paid (refunds received) for income taxes	$62	$(4)	$61
Supplemental Schedule of Noncash Investing and Financing Activities
Noncash acquisition of Computex in exchange for common stock, convertible Debentures and assumed debt	$61,768	$-	$-
Relative fair value of warrants issued with convertible Debentures	9,937	-	-
Promissory note - related party, exchanged for convertible Debentures	8,566	-	-
Deferred underwriting fees settled via the issuance of common stock and the issuance of subordinated promissory note	3,000	-	-
Capital expenditures included in accounts payable and accrued expenses	287	125	141
Assets acquired by capital lease	-	-	299

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

1. Organization and Business Operations

Organization

American Virtual Cloud Technologies, Inc. (“AVCT,” the “Company,” “we,” “us,” “our” or “Successor”) was incorporated in Delaware on April 7, 2016.

On April 7, 2020 (the “Closing Date”), AVCT (formerly known as Pensare Acquisition Corp.) consummated a business combination transaction (the “Business Combination”) in which it acquired Stratos Management Systems, Inc. (“Computex”), a private operating company that does business as Computex Technology Solutions. The Business Combination was consummated pursuant to the terms of an amended agreement originally entered into on July 25, 2019. In connection with the closing of the Business Combination, the Company changed its name to American Virtual Cloud Technologies, Inc. See Note 5 for additional information about the Business Combination.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

Nature of business

Computex is a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions, through its extensive hardware, software and value-added service offerings. The breadth of its offerings enables Computex to offer each customer a complete technology solution. After performing an assessment of its customers’ needs, Computex designs best-fit solutions, and with the help of leading vendors in the industry, helps its customers to procure products that fit their global needs.

With primary operating locations in Minnesota, Michigan, Florida and Texas, services offered by Computex include Unified Communications-as-a-Service (“UCaaS”), directory and messaging, enterprise networking, cybersecurity, collaboration, data center services, integration, storage, backup, virtualization, and converged infrastructures.

Recent Development

On August 5, 2020, we entered into a Purchase Agreement (the “Purchase Agreement”) with Ribbon Communications, Inc. (“Ribbon”), Ribbon Communications Operating Company, Inc. (“RCOCI”) and Ribbon Communications International Limited (together with RCOCI, the “Sellers”), pursuant to which AVCT has agreed to purchase the Sellers’ cloud-based enterprise services business (also known as the Kandy Communications business) (the “Kandy Business”) by acquiring certain of the Sellers’ and their respective affiliates assets (and assuming certain of the Sellers’ and their respective affiliates’ liabilities) primarily associated with the Kandy Business, and acquiring all of the outstanding interests of Kandy Communications LLC. See Note 16 of the condensed consolidated financial statements for more information.

Covid-19

Commencing in December 2019, the novel strain of coronavirus (“COVID-19”) began spreading throughout the world, including the first outbreak in the US in February 2020. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has disrupted and continues to significantly disrupt local, regional, and global economies and businesses. The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our financial condition and/or results of operations is uncertain.

In response to COVID-19, we have put into place certain restrictions, requirements and guidelines to protect the health of our employees and clients, including requiring that certain conditions be met before employees return to the Company’s offices. Also, to protect the health and safety of our employees, our daily execution has evolved into a largely virtual model. Between April 1, 2020 and September 1, 2020, salaries of Computex’s employees were reduced and there are efforts to reduce other operating expenses relative to revenue. We plan to continue to monitor the current environment and may take further actions that may be required by federal, state or local authorities or that we determine are in the interests of our employees, customers, and partners.

NASDAQ listing

On April 9, 2020, the Company was notified by the NASDAQ via a certified letter (the “Determination Letter”) that it had not complied with the requirements of the NASDAQ Listing Rule IM-5101-2, which required the Company to meet the requirements for initial listing after the completion of the business combination. The Determination Letter stated that the Company’s common stock did not meet the minimum $4.00 bid price and the $15 million market value requirement for publicly held shares, which are set forth in the NASDAQ Listing Rule 5505. On May 27, 2020, the NASDAQ granted the Company an extension to demonstrate compliance with the applicable requirements. During the third quarter of 2020, the Company achieved compliance and was so notified by the NASDAQ via letter dated August 26, 2020.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

2. Liquidity

At September 30, 2020, the Company had unrestricted and restricted cash of $3,715 and $688, respectively, in its operating bank accounts and had a working capital deficit of $20,690. Also, the Company’s Credit Agreement (as defined in Note 8) matures on June 30, 2021.

On or before the maturity date of the Credit Agreement, the Company plans to seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender. In addition, the Company is in the process of seeking to raise working capital for its current operations and also to fund the pending acquisition of the Kandy Business (as more fully discussed in Note 16). There can be no assurance that financing will be available in the amounts that the Company requires or on terms that are acceptable, if at all.

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

These condensed consolidated financial statements should be read in conjunction with Stratos Management Systems, Inc.’s consolidated financial statements and notes as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017, included in the Report on Form 8-K/A filed with the SEC on April 14, 2020. The interim results for the periods ended September 30, 2020 are not necessarily indicative of the results expected for the year ending December 31, 2020 or any future interim periods.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

Determining fair values of certain assets acquired and liabilities assumed requires the exercise of judgment and often involves the use of significant estimates and assumptions. See Note 5 for a discussion of the fair value estimates that were recorded in connection with the Company’s acquisition of Computex.

Principles of consolidation

The accompanying Successor condensed consolidated financial statements include the accounts of AVCT and its wholly owned subsidiary, Computex. The Predecessor condensed consolidated financial statements reflect only the accounts of Computex and its subsidiaries. All intercompany balances and transactions have been eliminated.

As more fully discussed above, the historical financial information of AVCT prior to the business combination (a SPAC) has not been reflected in the Predecessor financial statements as such historical amounts have been determined not to be useful information to a user of the financial statements. Accordingly, all activity reported prior to April 7, 2020 (the Predecessor period) reflect only the operations of Computex.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales (or revenues) and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that estimates made as of the date of the financial statements could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, revenue recognition, allowance for doubtful accounts, recognition and measurement of income tax assets, valuation of share-based compensation, and the valuation of net assets acquired in the Business Combination.

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

Revenue from contracts with customers are not recorded until the Company has the approval and commitment from the parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of the consideration is probable. The Company also evaluates the following indicators, amongst others, when determining whether it is acting as a principal in the transaction (and therefore whether to record revenue on a gross basis): (i) whether the Company is primarily responsible for fulfilling the promise to provide the specified good or service, (ii) whether the Company has the inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) whether the Company has the discretion to establish the price for the specified good or service. If the terms of a transaction do not indicate that the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and therefore, the associated revenue is recognized on a net basis (that is revenue net of costs).

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

Revenue is recognized once control passes to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) whether the Company has a right to payment for the product or service, (ii) whether the customer has legal title to the product, (iii) whether the Company has transferred physical possession of the product to the customer, (iv) whether the customer has the significant risk and rewards of ownership of the product and (v) whether the customer has accepted the product. The Company’s products can be delivered to customers in a variety of ways, including (i) physical shipment from the Company’s warehouse, (ii) via drop-shipment by the vendor or supplier or (iii) via electronic delivery of keys for software licenses. The Company’s shipping terms typically allow for the Company to recognize revenue when the product is shipped to the customer’s location.

Hardware

Revenue from the sale of hardware is recognized on a gross basis, as the Company is deemed to be acting as the principal in these transactions. The selling price to the customer is recorded as revenue and the acquisition cost is recorded within cost of revenue. The Company recognizes revenue from these transactions when control has passed to the customer, which is usually upon shipment.

In some instances, the customer agrees to buy the product from the Company, but requests delivery at a later date, commonly known as a bill-and-hold arrangement. For these transactions, the Company deems that control passes to the customer when the product is ready for delivery. The Company classifies such products as products ready for delivery when the customer is in possession of a signed agreement, the significant risk and rewards for the product has passed to the customer, the customer has the ability to direct the asset, the product has been set aside specifically for the customer and the Company cannot redirect the product for the benefit of another customer.

In drop-shipment arrangements, whereby the Company arranges for the vendor to deliver the product directly to the customer without the inventory first being held at its warehouses, the Company considers itself to be the principal and therefore, recognizes the related revenue on a gross basis.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

Managed and professional services

Professional services offerings include assessments, project management, staging, configuration, and integration. Managed services offerings range from monitoring and notification to a fully outsourced network management solution. In these arrangements, the Company satisfies the performance obligations and recognizes revenue over time.

Such professional services are provided under both time and materials and fixed price contracts. When services are provided on a time and materials basis, the Company recognizes revenues at agreed-upon billing rates as services are performed. When services are provided on a fixed fee basis, the Company recognizes revenues over time in proportion to the Company’s progress towards satisfaction of the performance obligation.

In arrangements for managed services, the Company’s arrangement is typically a single performance obligation comprised of a series of distinct services that are substantially the same and that have the same pattern of transfer (i.e., distinct days of service). The Company typically recognizes revenue from these services on a straight-line basis over the period services are provided, which is consistent with the timing of services rendered.

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

Cash, cash equivalents and restricted cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at September 30, 2020 and December 31, 2019. Restricted cash consists of the balance of amounts placed in escrow at Comerica Bank in connection with the third amendment to the Credit Agreement (as defined in Note 8) to be applied to interest payments. In the event such amounts in escrow are insufficient to satisfy interest payments, such interest payments may be paid using other funds.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

Trade receivables, net

Trade receivables arise from granting credit to customers in the normal course of business, are unsecured and are presented net of an allowance for doubtful accounts. The allowance is based on a number of factors, including the length of time the receivable is past due, the Company’s previous loss history, the customer’s current ability to pay, and the general condition of the economy and industry as a whole. Depending on the customer, payment is due between 30 and 60 days after the customer receives an invoice. Accounts that are more than 45 days past due are individually analyzed for collectability. When all collection efforts have been exhausted, the accounts are written off. Historically, the Company has not suffered significant losses with respect to its trade receivables.

Inventories

Inventories, which consist of purchased components for resale, are valued at the lower of average cost (which approximates the first-in, first-out method) and net realizable value. The need for an inventory obsolescence reserve is based on an evaluation of slow-moving or obsolete inventory. No obsolescence reserve was deemed necessary at September 30, 2020 and December 31, 2019.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates. Currently, the Company operates as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment. The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. The qualitative assessment includes comparing the overall financial performance of the Company against the planned results used in the last quantitative goodwill impairment test. Additionally, the Company’s fair value is assessed in light of certain events and circumstances, including macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then a two-step quantitative impairment test is performed. Under the first step, the estimated fair value of the Company would be compared with its carrying value (including goodwill). If the fair value of the Company exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the Company is less than its carrying value, an indication of goodwill impairment exists for the Company and it would need to perform step two of the impairment test. Under step two, an impairment loss would be recognized for any excess of the carrying amount of the Company’s goodwill over the implied fair value of that goodwill. Fair value of the Company under the two-step assessment is determined using a combination of both income and market-based approaches. No goodwill impairments were identified for the periods covered by this report.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

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

Income taxes

Income taxes are accounted for under the asset and liability method pursuant to ASC Topic 740, Income Taxes (ASC 740). Under this method, deferred tax assets and liabilities are recognized for the expected future consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carryforwards. A valuation allowance is recorded on gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. The Company reviews its deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in the Company’s assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period of change.

The Company’s income tax provision or benefit includes U.S. federal, state and local income taxes and is based on pre-tax income or loss. In determining the annual effective income tax rate, the Company analyzed various factors, including its annual earnings and taxing jurisdictions in which the earnings were generated, the impact of state and local income taxes, and its ability to use tax credits and net operating loss carryforwards.

Under ASC 740, the amount of tax benefit to be recognized is the amount of benefit that is “more likely than not” to be sustained upon examination. The Company analyzes its tax filing positions in all of the U.S. federal, state, local, and foreign tax jurisdictions where it is required to file income tax returns, as well as for all open tax years in these jurisdictions. If, based on this analysis, the Company determines that uncertainties in tax positions exist, a liability is established in the condensed consolidated financial statements. The Company recognizes accrued interest and penalties related to unrecognized tax positions in the provision for income taxes.

The Company’s income tax returns are subject to examination by federal and state authorities in accordance with prescribed statutes.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

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

For restricted stock awards with a time-based vesting condition, the fair value, which is fixed at the grant date for purposes of recognizing compensation costs, is determined by reference to the Company’s stock price on the grant date. A portion of the Company’s restricted stock awards contains a market condition. For such restricted stock awards, the fair value is estimated using a Monte Carlo simulation model, whereby the fair value of such awards is fixed at the grant date and amortized over the shorter of the performance or service period. The Monte Carlo simulation valuation model utilizes the following assumptions: expected stock price volatility, the expected life of the awards and a risk-free interest rate. Significant judgment is required in estimating the expected volatility of our common stock. Due to the limited trading history of the Company’s common stock, estimated volatility was based on a peer group of public companies and took into consideration the increased short-term volatility in historical data due to COVID-19.

Net loss per common share

Pursuant to ASC Topic 260, Earnings Per Share, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting periods.

Diluted net loss per share is based on the weighted average number of shares outstanding during the periods plus the effect, if any, of the potential exercise or conversion of securities, such as warrants and restricted stock units that would cause the issuance of additional shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders during the periods listed in the condensed consolidated statements of operations, the weighted average number of shares are the same for both basic and diluted net loss per share due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive. An anti-dilutive impact is an increase in earnings per share or a decrease in net loss per share that would result from the conversion, exercise, or issuance of certain contingent securities.

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. Cash held by the Company, in financial institutions, regularly exceeds the federally insured limit of $250. At September 30, 2020, cash balances held with a financial institution exceeded the federally insured limit. However, management does not believe this poses a significant credit risk.

No customer accounted for more than 10% of sales in each of the periods presented in the accompanying condensed consolidated financial statements.

One customer accounted for 10% or more of accounts receivable at September 30, 2020. At December 31, 2019, one customer accounted for 11% of accounts receivable. During the Successor three months ended September 30, 2020, and the Successor period April 7, 2020 through September 30, 2020, one of our vendors accounted for at least 10% of costs of revenue (accounting for $18.9 million and $31.1 million, respectively). At September 30, 2020, one vendor accounted for at least 10% of accounts payable (accounting for $16.0 million).

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

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

The carrying amounts of the Company’s financial instruments, which include trade receivables, deposits, accounts payable and accrued expenses and debt at floating interest rates, approximate their fair values at September 30, 2020 and December 31, 2019, principally due to their short-term nature, maturities or nature of interest rates.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

Seasonality

Our hardware revenue tends to be seasonal with higher revenues occurring in the first and fourth quarter of each year.

Segment reporting

As of September 30, 2020, the Company reports operating results and financial data in one operating and reportable segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), as amended by multiple updates, hereafter ASC 842. ASC 842 requires lessees to recognize, on the balance sheet, a lease liability and a lease asset for all leases, including operating leases with a lease term greater than 12 months and requires lessors to classify leases as either sales-type, direct financing or operating. ASC 842 also expands the required quantitative and qualitative disclosures surrounding leases. As long as the Company is an emerging growth company, the current effective date of adoption is fiscal year 2023, which is the required date of adoption for private companies. Early adoption is permitted. While the Company continues to assess the effects of adoption, it currently believes the most significant effects relate to the recognition, on the consolidated balance sheet, of right-of-use assets and lease liabilities related to operating leases.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

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

The Company adopted Topic 606 with an initial application date of January 1, 2019. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, (Subtopic 340) which requires the deferral of incremental costs of obtaining a contract with a customer.

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

●	For sales transactions of certain software products that are sold with integral third-party delivered software support, the Company changed its accounting policy to record both the software license and the accompanying software support on a net basis, as the Company is considered to be the agent in the arrangement, given the predominant nature of the goods and services provided to the customer. Under previous guidance, the Company bifurcated the sale of the software license from the sale of the support contract and recorded the sale of both the software product and software support on a gross sales recognition basis. This change had no effect on reported gross profit dollars associated with these transactions.

●	For sales transactions for maintenance, software support and services that are to be performed by a third-party, the Company changed its accounting policy to record these sales on a net basis equal to the selling price to the customer less the acquisition cost, as the third-party controls the service. The Company recognizes revenue from these sales transactions when the customer and vendor accept the terms and conditions of the arrangement. Under previous guidance, the Company recorded the sales of third-party maintenance, software support and service contracts on a gross sales recognition basis.

●	The accounting for sales commissions on contracts with performance periods that exceed one year changed such that the Company records such sales commissions as an asset and recognizes the expense over the related contract performance period. Under previous guidance, certain sales commissions were expensed in the period the transaction was generated.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

The total cumulative effect adjustment from prior periods that the Company recognized in the consolidated balance sheet as of January 1, 2019 as an adjustment to accumulated deficit was $99 as reflected in the following table (in thousands):

	December 31, 2018	Adjustments	January 1, 2019
	Predecessor		Predecessor
	(as reported)		(as adjusted)
ASSETS
Trade receivables, net	$41,328	$-	$41,328
Other current assets	972	99	1,071
Deferred contract costs	9	-	9
TOTAL ASSETS	$42,309	$99	$42,408

LIABILITIES
Accounts payable	$38,694		$38,694
Deferred revenue	6,953		6,953
	$45,647	$-	$45,647

STOCKHOLDERS’ EQUITY
Accumulated deficit	$(6,640)	$99	$(6,541)

The following tables summarize the effects of adopting Topic 606 on the Company’s consolidated statement of operations for the year ended December 31, 2019 (in thousands):

	For the Year Ended December 31, 2019
		Without
		Adoption
	Predecessor	of	Topic 606
	(as reported)	Topic 606	Impact

Sales	$85,716	$121,053	$(35,337)
Cost of revenue	61,309	96,646	(35,337)
Gross profit	24,407	24,407	-

Selling, general and administrative expenses	28,021	27,922	99

Loss from operations	(3,614)	(3,515)	(99)

For the year ended December 31, 2019, the adoption of Topic 606 increased net cash provided by operating activities by $99 and had no impact on net cash used in investing and financing activities.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

5. Acquisitions

On April 7, 2020, the Company consummated the Business Combination that resulted in the acquisition of Computex. The acquisition qualified as a business combination under ASC 805. Accordingly, the Company recorded assets acquired and liabilities assumed at their acquisition-date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The goodwill, which is not deductible for tax purposes, results from factors such as an assembled workforce and management’s industry knowledge.

The following table represents the allocation of the preliminary purchase consideration among the assets acquired and liabilities assumed at their estimated acquisition-date fair values. Management’s evaluation and allocation of such purchase consideration is preliminary and subject to working capital and other adjustments.

Consideration paid:
Convertible debentures with warrants that grant the right to acquire 2,000,000 shares of common stock at an exercise price of $0.01 per share	$20,000
Assumed debt	16,643
AVCT common stock (8,189,490 shares at $3.00 per share)	24,568
Working capital adjustment satisfied by the issuance of AVCT common stock (117,231 shares at $4.75 per share)	557
Total consideration paid	$61,768

Net assets acquired:
Current assets	$16,972
Customer relationships (weighted average life - 10 years)	17,300
Trade names (weighted average life - 10 years)	7,000
Furniture & equipment	6,435
Leasehold improvements	2,375
Other assets	88
Current liabilities	(26,965)
Deferred tax liability	(3,450)
Other liabilities	(116)
Total net assets acquired	$19,639
Goodwill	42,129
Total consideration paid	$61,768

Identifiable intangible assets acquired consist of customer relationships of $17,300 and trade names of $7,000. Both the customer relationships and the trade names were valued using a form of the income approach. The customer relationship was valued using the Multi-Period Excess Earnings Method (or MPEEM) and the method used for the trade names was the Relief from Royalty Method. AVCT incurred transaction costs of $142 between April 7, 2020 and September 30, 2020, which was net of a credit of $903 granted by a creditor whose account was settled by the issuance of $2,500 in Debentures, $1,500 in shares of common stock and cash of $100.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

Since the results of operations prior to April 7, 2020 relate to the operations of Computex, excluded from the Predecessor statement of operations are investment income earned and transaction costs incurred by AVCT. Accordingly, excluded are the following:

	January 1, 2020	July 1, 2019	January 1, 2019
	through	through	through
	April 6, 2020	September 30, 2019	September 30, 2019
	Predecessor	Predecessor	Predecessor
Investment income	$1,365	$133	$1,352
Transaction costs	6,887	2,731	3,428

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Computex business combination as if the business combination had occurred on January 1, 2019 (in thousands):

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues	$25,968	$20,332	$64,102	$66,156
Net loss	(4,838)	(1,458)	(10,625)	(3,927)

The pro forma financial information is not necessarily indicative of the results of operations that would have been realized if the Business Combination had been completed on January 1, 2019. Such pro forma financial information does not give effect to any integration costs related to the acquired company.

The combined net loss in the table above was adjusted for the transaction costs related to the Business Combination (included as an expense in the nine months ended September 30, 2019 and excluded as an expense in the nine months ended September 30, 2020) and the incremental change in the amortization of intangible assets (adjustment relates to the three and nine months ended September 30, 2019 and the portion of the nine months ended September 30, 2020 that relates to the Predecessor period).

6. Goodwill and intangible assets

The Company’s intangible assets as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	Successor	Predecessor

Customer relationships	$17,300	$9,355
Tradenames	7,000	2,110
Noncompete agreements	-	6,380
Less accumulated amortization	(1,158)	(15,441)
Intangible assets, net of accumulated amortization	23,142	2,404

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

The estimated lives of the intangible assets, which approximate their weighted average useful lives, as of September 30, 2020, are included in Note 5. Amortization of intangibles were as follows:

	July 1, 2020	April 7, 2020	January 1, 2020	July 1, 2019	January 1, 2019
	through	through	through	through	through
	September 30, 2020	September 30, 2020	April 6, 2020	September 30, 2019	September 30, 2019
	Successor	Successor	Predecessor	Predecessor	Predecessor
Amortization of intangibles	$608	$1,158	$263	$247	$740

As of September 30, 2020, the expected amortization expense for definite-lived intangible assets for the next five years was as follows:

Three months ended December 31, 2020	$624
Fiscal year 2021	2,430
Fiscal year 2022	2,430
Fiscal year 2023	2,430
Fiscal year 2024	2,430
Thereafter	12,798
Total	$23,142

There was no impairment of goodwill as of September 30, 2020 and December 31, 2019.

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses were as follows at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
	Successor	Predecessor
Accounts payable	$21,226	$18,999
Accrued compensation, benefits and related accruals	2,458	1,847
Accrued professional fees	2,547	-
Other	1,293	885
	27,524	21,731

8. Long-Term Debt

In connection with the consummation of the Business Combination, the Company assumed the obligations of Computex under a credit agreement with Comerica Bank (as amended, the “Credit Agreement”). On the Closing Date, the Company and Comerica Bank entered into a third amendment to the Credit Agreement that added the Company as borrowers and amended certain provisions of the Credit Agreement, including changing the maturity date of the loans under the Credit Agreement to December 31, 2020, and removing certain financial covenants. On November 13, 2020, the Company and Comerica Bank entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”) that extends the maturity date to June 30, 2021, provides for a decrease in maximum borrowings on the revolving note effective April 1, 2021, amends the interest rates and, commencing January 31, 2021, provides for a minimum monthly liquidity (defined as unrestricted cash plus availability under the revolving note) of $3,000. As of November 13, 2020, the maximum borrowings permitted under the revolving note remained unchanged at $16,500. However, on April 1, 2021, maximum borrowings permitted under the revolving note will decrease by $3,500 to $13,000. In connection with the Fifth Amendment on November 13, 2020, the Company was required to make a one-time principal payment of $250 on the term loan. Availability on the revolving note is determined weekly, based on a weekly borrowing base computation that is primarily based on certain percentages of accounts receivable and inventory.

On or before the maturity date of the Credit Agreement, the Company plans to seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender. However, there can be no assurance that financing will be available in the amounts the Company requires or on terms acceptable to it, if at all. At September 30, 2020 and December 31, 2019, the balance on the revolving note was $8,487 and $6,051, respectively.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

Between November 13, 2020 and December 31, 2020, all obligations outstanding under the Credit Agreement will continue to accrue interest at the higher of the one-month London Interbank Offered Rate (LIBOR) or 1.00%, plus a margin of 4.00% (the “margin”). The margin then increases gradually each month to a maximum of 6.50% on June 1, 2021. The effective rate of the revolving note was 5.00% and 5.48% at September 30, 2020 and December 31, 2019, respectively. The effective rate of the term note was 5.00% and 5.53% at September 30, 2020 and December 31, 2019, respectively.

The Credit Agreement is subject to a security agreement which includes substantially all assets of the Company and a pledge of Computex’s equity. Effective on the Closing Date, the previous Computex shareholder was released from the guaranty agreement made in connection with the Credit Agreement.

A previous amendment to the Credit Agreement, that was effected on May 4, 2020, included a modification to the covenant in the Credit Agreement that prohibits the incurrence by the borrowers of additional indebtedness to exclude (i) indebtedness incurred by the borrowers under the U.S. Small Business Association’s (“SBA”) Paycheck Protection Program established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the related rules and regulations (the “PPP loan”) and (ii) up to $1.5 million in indebtedness incurred for the sole purpose of financing insurance premiums.

In April 2020, the Company received a PPP loan of $4,135, after its application was approved by the SBA. The PPP loan is administered by the SBA.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of such loans after eight weeks, if the loan is used for eligible purposes, including to fund payroll costs, mortgage interest, rent and/or utility costs, and loan recipients meet certain other requirements, including, the maintenance of employment and compensation levels. The Company believes it has used the entire PPP Loan for qualifying expenses and expects to qualify for full or partial forgiveness under the program.  However, the Company can provide no assurance that it will obtain forgiveness for any portion.

In 2018, Computex entered into an interest rate swap arrangement to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on the term note under the Credit Agreement. The interest rate swap has a notional amount of $4,464 and a maturity date of August 2, 2021. The fixed interest rate is 3.04% with a corresponding floating interest rate of 1-month LIBOR. The interest rate swap does not qualify for hedge accounting. No liability was recorded for the fair value of the related derivative, at September 30, 2020 or December 31, 2019, as the liability was not considered material.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

Total long-term debt, excluding the revolving note, as of September 30, 2020 and December 31, 2019 consisted of the following:

	September 30, 2020	December 31, 2019
	Successor	Predecessor
Senior debt - Term note payable to Comerica Bank; quarterly principal payments of $357 plus interest through the maturity date of June 30, 2021; interest rate variable with effective rate of 5.00% and 5.48% at September 30, 2020 and December 31, 2019, respectively	$6,369	$7,143
PPP Loan administered by Comerica Bank; monthly principal payments plus interest starting November 1, 2020 through the maturity date of April 13, 2022; interest rate 1.00% at September 30, 2020	4,135	-
Subordinated debt - Term note payable to Synetra Inc.; fixed interest rate of 8.50% at December 31, 2019	-	573
Subordinated debt - Term note payable to John Sorensen and Paul Sorenson; interest rate variable with effective rate of 8.50% at December 31, 2019	-	375
Capital lease obligations	138	236
Total long-term debt	10,642	8,327
Less: unamortized debt issuance costs	(93)	(136)
Total notes payable, net of unamortized debt issuance costs	10,549	8,191
Less: current maturities of notes payable and capital lease obligations	(8,991)	(2,506)
Long-term debt, net of current maturities and unamortized debt issuance costs	$1,558	$5,685

Scheduled principal payments of long-term debt at September 30, 2020 (excluding the revolving note) was as follows:

Three months ended December 31, 2020	$1,139
Fiscal year 2021	8,575
Fiscal year 2022	928
Total	$10,642

Subordinated promissory note

On the Closing Date, the Company issued a subordinated promissory note of $500 in partial settlement of a deferred underwriting fee which was agreed at $3,000. The remaining $2,500 was settled via the issuance of Debentures. The subordinated promissory note bears interest at 12.00% per annum, matures on June 30, 2021 and is subordinated to any amounts owed under the Credit Agreement. The entire principal together with any accrued and unpaid interest is due and payable on the maturity date.

9. Stockholders’ Equity, Warrants, Debentures and Guaranty

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001. At September 30, 2020 and December 31, 2019, no preferred stock was issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2020, 19,753,061 shares of common stock were issued and outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

Registration rights agreement

On the Closing Date, the Company, Pensare Sponsor Group, LLC (the “Sponsor”) and certain other initial stockholders of the Company, as well as Stratos Management Systems Holdings, LLC, (“Holdings”), and certain other Investors (as defined below), entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement amended, restated and replaced a previous registration rights agreement entered into among AVCT, the Sponsor and certain other initial stockholders of AVCT on July 27, 2017. Pursuant to the terms of the Registration Rights Agreement, the holders of certain of the Company’s securities, including holders of the Company’s founders’ shares, shares of common stock underlying the Company’s private warrants, shares of common stock underlying the securities issued in the Private Placement (as defined below) are entitled to certain registration rights under the Securities Act and applicable state securities laws with respect to such shares of common stock, including up to eight demand registrations in the aggregate and customary “piggy-back” registration rights.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

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

The relative fair value of the warrant was determined to be $9,937, using the Black-Scholes model. Accordingly, the carrying value of the Debentures at the issuance date was $33,232. The discount is being expensed as interest over the term of the Debenture to increase the carrying value to its face value. During the Successor three-month period ended September 30, 2020, the Company recorded accretion of the discount of $994 and paid-in-kind interest of $1,097. During the Successor period April 7, 2020 through September 30, 2020, the Company recorded accretion of the discount of $1,921 and paid-in-kind interest of $2,112. As a result, the carrying value of the Debentures increased to $37,266 ($10,632 of which is classified as “Convertible Debentures, net of discount – related party” on the condensed consolidated balance sheet as of September 30, 2020).

The significant assumptions used in the Black-Scholes model were as follows:

o	stock price volatility – 35%
o	exercise price – $0.01
o	interest rate – 0.20%
o	stock price – $3.00

10. Related Party Transactions

During the Predecessor periods, Computex paid management fees at the rate of $300 per annum to a shareholder, under a management agreement. Such amounts are included in selling, general and administrative expenses in the condensed consolidated statement of operations. This agreement was terminated on the Closing Date.

AVCT shares corporate office space with an affiliate and participates in a cost sharing arrangement in a month-to-month leasing arrangement. The space was not used during the period April 7, 2020 through September 30, 2020 and therefore, by mutual agreement between the parties, no expenses were incurred, by the Company, during such period.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

11. Revenue Recognition

In the following tables, revenue is disaggregated by geographies and by verticals (or sector). Also presented is the portion of revenue that is recognized on a gross basis (which occurs when the Company is deemed to be the principal in the arrangement) and the portion that is recognized on a net basis (which occurs when the Company is deemed to be acting as the agent).

	July 1, 2020	April 7, 2020	January 1, 2020	July 1, 2019	January 1, 2019
	through	through	through	through	through
	September 30, 2020	September 30, 2020	April 6, 2020	September 30, 2019	September 30, 2019
	Successor	Successor	Predecessor	Predecessor	Predecessor
Geography
Domestic	$24,722	$43,443	$18,961	$20,027	$63,774
International	1,246	1,622	76	305	2,382
Total revenues	$25,968	$45,065	$19,037	$20,332	$66,156
Revenues by Verticals (or Sector)
Energy	$3,819	$7,118	$2,716	$3,644	$16,651
Finance	1,623	3,373	2,510	1,258	3,390
Healthcare	6,517	10,736	5,586	5,827	18,010
Manufacturing and logistics	5,802	11,432	3,322	1,907	9,052
Public sector	3,352	4,733	889	1,711	3,661
Retail and hospitality	907	1,711	2,206	2,016	3,694
Technology service providers	285	828	478	1,124	5,713
Other Services	3,663	5,134	1,330	2,845	5,985
Total revenues	$25,968	$45,065	$19,037	$20,332	$66,156

Gross versus net
Gross (principal)	$24,766	$42,331	$17,578	$18,914	$61,709
Net (agent)	1,202	2,734	1,459	1,418	4,447
Total revenues	$25,968	$45,065	$19,037	$20,332	$66,156

Revenues by geography, in the table above, is generally based on the “ship-to address,” with the exception of certain services that may be performed at, or on behalf of, multiple locations, which are categorized based on the “bill-to address.”

Contract liabilities and remaining performance obligations

The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. As of September 30, 2020 and December 31, 2019, the contract liability balance (deferred revenue) was $1,536 and $6,453, respectively. All of the performance obligations related to such deferred revenue as of September 30, 2020 are expected to be performed within 12 months and consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing the services.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For more information regarding the Company’s performance obligations, see Note 3. The following table represents the total transaction price for remaining performance obligations as of September 30, 2020 related to non-cancelable contracts longer than 12 months in duration that are expected to be recognized over future periods.

Three months ended December 31, 2020	$5,272
Fiscal year 2021	13,256
Fiscal year 2022	5,482
Fiscal year 2023	1,925
Fiscal year 2024	1,386
Thereafter	231
Total remaining performance obligations	$27,552

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

12. Share-Based Compensation

Successor

The American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Plan”) provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other share-based awards. Stock options have a maximum term of ten years from the grant date.

As of September 30, 2020, 5,794,500 shares had been authorized for issuance under the Plan, of which 2,474,500 shares remained available for issuance. The RSUs were issued to certain directors and employees and can only be settled in shares. RSUs awarded to directors are time-based. RSUs issued to nondirectors are 50% time-based and 50% performance-based. Twenty-five percent of the time-based awards vests on each grant date anniversary, while 25% of the performance-based awards vests on December 31st of each year, if the market condition (stock price target) is met. If the market condition attached to the performance-based awards is not met in any year, the eligibility is delayed until the market condition is met, except that the market condition must be met by December 31, 2023.

The fair values of time-based awards are estimated by reference to the Company’s stock price and stock marketability on the grant date, while the fair values of the performance-based awards are determined using the Monte Carlo simulation model, once the stock price target is set. Weighted average assumptions used in estimating the performance-based awards were as follows: estimated expected stock price volatility - 40%; expected life of the awards - 0.68 years; risk-free interest rate – 0.19%; Significant judgment is required in estimating the expected volatility of our common stock. Due to the limited trading history of the Company’s common stock, estimated volatility was based on a peer group of public companies and took into consideration the increased short-term volatility in historical data due to COVID-19. Performance targets are set annually for the performance-based awards that are scheduled to vest in that year.

The following summarizes RSU activity between April 7, 2020 and September 30, 2020:

		Weighted Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding at April 7, 2020	-	-
Granted	2,395,000	$2.47
Vested	-	-
Forfeited	(31,250)	$2.51
Outstanding at September 30, 2020	2,363,750	$2.47

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

Awards outstanding in the table above include 318,750 RSUs that are performance-based, and exclude 956,250 performance-based RSUs that have been awarded but deemed not granted as the performance targets have not yet been determined. The Company’s policy is to determine the fair value of performance-based awards and begin recognizing compensation expense for such awards when the targets are set. For performance-based awards, compensation cost is recognized over the shorter of the performance or service period. For time-based awards, compensation expense is recognized over the vesting period, based on the grant date fair value. Share-based compensation expense recognized during the three months ended September 30, 2020 was $802, of which $759 related to time-based awards and $43 related to performance-based awards. Share-based compensation expense recognized between April 7, 2020 and September 30, 2020 was $1,420, of which $1,337 related to time-based awards and $83 related to performance-based awards. Total compensation cost not yet recognized related to unvested awards as of September 30, 2020 was $4,420 and is expected to be recognized over the weighted average period of 2.2 years.

13. Reconciliation of Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	July 1, 2020	April 7, 2020	January 1, 2020	July 1, 2019	January 1, 2019
	through	through	through	through	through
	September 30, 2020	September 30, 2020	April 6, 2020	September 30, 2019	September 30, 2019
	Successor	Successor	Predecessor	Predecessor	Predecessor
Net loss	$(4,838)	$(8,512)	$(1,589)	$(1,097)	$(2,701)
Weighted average shares outstanding, basic and diluted	19,678,342	19,657,811	1,000	1,000	1,000
Basic and diluted net loss per ordinary share	$(0.25)	$(0.43)	$(1,587.30)	$(1,096.00)	$(2,700.60)

Since their inclusion would have been antidilutive, excluded from the computation of diluted net loss per share for the Successor periods ended September 30, 2020 were: 3,320,000 unvested RSUs, 30,354,436 Warrants and 13,124,946 shares underlying the Debentures, were they to be converted.

14. Income Taxes

The benefit (provision) for income taxes consisted of the following:

	July 1, 2020	April 7, 2020	January 1, 2020	July 1, 2019	January 1, 2019
	through	through	through	through	through
	September 30, 2020	September 30, 2020	April 6, 2020	September 30, 2019	September 30, 2019
	Successor	Successor	Predecessor	Predecessor	Predecessor
Current:
Federal	$-	$-	$-	$-	$-
State	(24)	(40)	(12)	55	(33)
	(24)	(40)	(12)	55	(33)
Deferred
Federal	(15)	6	-	-	-
State	(2)	1	-	-	-
	(17)	7	-	-	-
Total benefit (provision)	$(41)	$(33)	$(12)	$55	$(33)

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

Principal components of the Company’s deferred tax assets as of September 30, 2020 and December 31, 2019 were as follows:

	September 30, 2020	December 31, 2019
	Successor	Predecessor
Prepaid expenses	$(293)	$(50)
Accrued reserves	81	37
Deferred revenue	58	460
Accrued liabilities	318	202
Uniform capitalization of inventory for tax	21	11
Contribution carryover	13	17
Tax depreciation in excess of book	(1,252)	(1,598)
Intangible assets	(3,419)	(345)
Disallowed interest	1,022	497
Transaction costs - pending	130	-
Stock compensation	341	-
Net operating loss carryforwards	5,104	4,318
Total	2,124	3,549
Less: valuation allowance	(5,567)	(3,549)
Net deferred tax liability	$(3,443)	$-

The Company’s effective income tax rate differs from the federal statutory rate primarily as a result of certain expenses being deductible for financial reporting purposes that are not deductible for tax purposes, the existence of research and development tax credits, operating loss carryforwards, and adjustments to previously recorded deferred tax assets and liabilities due to the enactment of the Tax Cuts and Jobs Act in 2017.

At December 31, 2019, the Company had net operating loss carryforwards of approximately $11,900 that begin to expire in 2036.

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the cumulative loss incurred over the three-year period ended December 31, 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our forecasts of future taxable income and tax planning strategies. On the basis of this evaluation as of December 31, 2019, the Company recognized a full valuation allowance against its net deferred tax assets, pursuant to ASC 740, as of December 31, 2019. In calculating the valuation allowance as of September 30, 2020, the Company was not permitted to use its existing deferred tax liabilities related to its indefinite-lived intangible assets as a source of taxable income to support the realization of its existing finite-lived deferred tax assets. Based on the Company’s evaluation, it was determined that no uncertain tax positions existed as of September 30, 2020 or December 31, 2019.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

15. Commitments and Contingencies

Operating lease obligations

The Company is party to operating leases under which it leases various facilities and equipment. The majority of the facility leases provide that the Company pay, in addition to the minimum rent, certain operating expenses. The leases expire at various dates through August 2024.

Future minimum rent payments, excluding operating expenses and month-to-month leases, required under noncancelable operating leases were as follows as of September 30, 2020:

Three months ended December 31, 2020	$257
Fiscal year 2021	672
Fiscal year 2022	524
Fiscal year 2023	453
Fiscal year 2024	336
Total	$2,242

Contingencies

On December 16, 2019, the Company received a complaint filed by one of its vendors for alleged breach of contract asking for approximately $351.  This suit was settled during the second quarter for $281.

In addition, from time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of September 30, 2020, and through the filing date of this report, the Company does not believe the resolution of any legal proceedings or claims of which it is aware or any potential actions will have a material effect on its financial position, results of operations or cash flows.

16. Pending Transaction

On August 5, 2020, AVCT entered into the Purchase Agreement with Ribbon, RCOCI and Ribbon Communications International Limited, pursuant to which AVCT has agreed to purchase the Kandy Business by acquiring certain assets and assuming certain liabilities and acquiring all of the outstanding interests of Kandy Communications LLC (the “Transaction”).

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2020

(Unaudited)

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

The Purchase Agreement contains customary representations and warranties from the Ribbon Parties and AVCT. It also contains customary covenants, including (i) covenants providing for each of the parties to use its commercially reasonable efforts to cause the Transaction to be consummated, and for each of the Sellers and AVCT to carry on their respective businesses in the ordinary course of business consistent with past practice during the period between the execution of the Purchase Agreement and the Closing, (ii) non-competition and non-solicitation of employee covenants applicable to Ribbon for a period of three years following the Closing and (iii) non-solicitation of employee covenants applicable to AVCT for a period of three years following the Closing. The Sellers have also agreed not to initiate, solicit, knowingly encourage the submission of any proposal or offer relating to alternate transactions or, engage in any discussions or negotiations with respect to alternate transactions regarding the Kandy Business, during the period between the execution of the Purchase Agreement and the Closing.  AVCT is required to seek stockholder approval of the issuance of the Issued Shares pursuant to Nasdaq listing rules.

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

17. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued.

Other than the Fifth Amendment to the Credit Agreement that is disclosed in Note 8, there were no subsequent events that required adjustment or disclosure in the condensed consolidated financial statements.

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

On April 7, 2020 (the “Closing Date”), AVCT (formerly known as Pensare Acquisition Corp.), consummated a business combination transaction (the “Business Combination”) in which it acquired Stratos Management Systems, Inc. (“Computex”), a private operating company that does business as Computex Technology Solutions. In connection with the closing of the Business Combination, the Company changed its name to American Virtual Cloud Technologies, Inc.

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

In response to COVID-19, we have put into place certain restrictions, requirements and guidelines, to protect the health of our employees and clients, including requiring certain conditions to be met before employees return to the Company’s offices. Also, to protect the health and safety of our employees, our daily execution has evolved into a largely virtual model and we continue to endeavor to find innovative ways to engage with customers and prospects as we, our customers and prospects endeavor to navigate the current environment.  Between April 1, 2020 and September 1, 2020, Computex reduced the salaries of its employees and we are endeavoring to reduce other operating expenses. We plan to continue to monitor the current environment and may take further actions that may be required by federal, state or local authorities or that we determine are in the interests of our employees, customers, and partners.

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

In addition, we believe our business is well-diversified across verticals, technology solutions offerings and procurement partners from whom we procure products and software for resale. Our sales teams consist of seasoned account executives and regionally focused sales support teams who work within assigned territories to provide customized solutions to our customers. Our sales teams are supported by industry leading technologists who design end to end solutions and who take projects from design, to implementation, to management. We boast an extensive network of OEMs and distributors which allow us to direct-sell a diverse selection of products and software to our ever-growing customer base, as packaged software or as licensed products and services.

We have developed an infrastructure that enables us to deliver our IT solutions and service agnostic as to technology platform and location through a flexible, customer-focused delivery model which spans three datacenter environments (customer-owned, co-location, and the cloud). By optimizing our customers’ use of secure, energy efficient and reliable data centers combined with a comprehensive suite of related IT infrastructure services, we are able to offer our customers highly customized solutions to address their needs for data center availability, data management, data security, business continuity disaster recovery and data center consolidation, as well as a variety of other related managed services.

Key trends affecting our results of operations

The following are key trends that we believe can impact our results of operations:

●	Increasing need for third-party services. We believe that customers are relying on third-party service providers, such as Computex Technology Solutions, to manage significant aspects of their IT environment, from design, to implementation, to pre- and post-sales support, to maintenance, engineering, cloud management, security operations, and other services.

●	Reduction in the number of IT solutions providers. Our view is that customers are seeking to reduce the number of solutions providers they do business with to improve supply chain and internal efficiencies, enhance accountability, improve supplier management practices, and reduce costs. As a result, customers are looking to find IT solutions providers that can provide a whole suite of solutions to meet their IT needs.

●	Lack of sufficient internal IT resources at mid-sized and large enterprises, and scarcity of IT personnel in certain high-demand disciplines. We believe that IT departments at mid-sized and large enterprises are facing pressure to deliver emerging technologies and business outcomes but lack the properly trained staff and the ability to hire personnel with high in-demand disciplines such as security and data analytics. At the same time, the prevalence of security threats; increased use of cloud computing, software-defined networking, new architectures, and rapid software development frameworks; the proliferation of mobile devices and bring-your-own-device (BYOD) policies; and the complexity of multi-vendor solutions, have made it difficult for these departments to implement high-quality IT solutions.

●	Disruptive technologies are creating complexity and challenges for customers and vendors. The rapid evolution of disruptive technologies, and the speed by which they impact an organization’s technology platforms, has made it difficult for customers to effectively design, procure, implement and manage their own IT systems. Moreover, increased budget pressures, fewer internal resources, a fragmented vendor landscape and fast time-to-value expectations make it challenging for customers to design, implement and manage, efficient, secure and cost-effective IT environments. Customers are increasingly turning to IT solutions providers such as Computex Technology Solutions to implement complex IT offerings, including software defined infrastructure, cloud computing, converged and hyper-converged infrastructures, big data analytics, and flash storage.

●	Increasing sophistication and incidences of IT security breaches and cyber-attacks. In recent years, cyber-attacks have become more sophisticated, numerous, and pervasive. Organizations are finding it increasingly difficult to effectively safeguard their confidential and personal information from a constant stream of advanced threats, both internal and external. Moreover, cyber-threats have shifted from uncoordinated individual efforts to highly coordinated and well-funded attacks by criminal organizations and nation-state actors. For most organizations, it is no longer a matter of “if a cyber-attack will occur;” the question is “when” and “what impact will it have” on the organization. We believe our customers are focused on all aspects of cyber security, including information and physical security, intellectual property, and compliance requirements related to industry and government regulations. To meet current and future security threats, enterprises must implement security controls and technology solutions that leverage integrated services and products to help monitor, mitigate, and remediate security threats and attacks.

●	Customer IT decision-making is shifting from IT departments to line-of-business personnel. As IT consumption shifts from legacy, on-premise infrastructure to agile “on-demand” and “as-a-service” solutions, customer procurement decisions are shifting from traditional IT personnel to lines-of-business personnel, which is changing the customer engagement model and types of consultative services required to fulfill the needs of customers. In addition, many such services create recurring revenue streams paid for over a period of time, rather than paid for upfront.

●	Multi-Cloud Strategy. Over the past several years, cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, have become the core foundation of modern IT. In order to take advantage of this trend, we focus on assisting our customers with their assessment, definition, deployment, and management of private and hybrid clouds that align with their business needs. This strategy leverages our strength in deploying private clouds, while also incorporating elements of the public cloud. By assessing our client’s applications, workloads and business requirements, among others, we are able to deploy solutions that leverage the best available technology platforms and consumption models. For example, we may build a private cloud solution to host mission critical applications, while utilizing a public cloud solution for development, collaboration, or disaster recovery. Our cloud strategy is tightly aligned with key strategic initiatives, including security, and digital workspace.

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

As discussed more fully above, the historical financial information of AVCT prior to the Business Combination (a SPAC) has not been reflected in the Predecessor financial statements as these historical amounts have been determined not to be useful information to a user of the financial statements. Accordingly, all activity reported for periods prior to April 7, 2020 (the Predecessor period) reflect only the operations of Computex. As a result, the financial results of the Successor and Predecessor entities, presented herein are expected to be largely consistent, excluding any impact of the Business Combination.

For the reasons discussed above, management believes it remains useful to review the operating results for the three and nine months ended September 30, 2020 with the operating results for the three and nine months ended September 30, 2019. Accordingly, in the discussion below, for purposes of a year-to-date (YTD) comparison, the financial information for the period January 1, 2020 through April 6, 2020 is combined with the financial information for the period April 7, 2020 through September 30, 2020 and, together, is referred to as the “S/P combined YTD period ended September 30, 2020.” Accordingly, in addition to presenting our results of operations in our condensed consolidated financial statements in accordance with GAAP, the tables and certain discussions below present the non-GAAP combined results for the nine months ended September 30, 2020.

3rd Quarter of 2020 (July 1, 2020 through September 30, 2020) versus the 3rd Quarter of 2019 (July 1, 2019 through September 30, 2019)

	July 1, 2020	July 1, 2019
	through	through
	September 30, 2020	September 30, 2019
	Successor	Predecessor
Revenues:
Hardware	$16,428	$12,160
Software and maintenance	1,202	1,418
Managed and professional services	8,204	6,599
Other	134	155
Total revenues	25,968	20,332
Cost of revenue	18,445	14,249
Gross profit	7,523	6,083
Selling, general and administrative expenses (including transaction costs)	9,929	6,928
Loss from operations	(2,406)	(845)
Other (expense) income
Interest expense (1)	(2,379)	(309)
Other (expense) income	(12)	2
Total other expenses	(2,391)	(307)
Loss before income taxes	(4,797)	(1,152)
Benefit (provision) for income taxes	(41)	55
Net loss	$(4,838)	$(1,097)

(1) Interest expense in the Successor period includes related party interest of $597.

Net loss

Net loss for the 3rd quarter of 2020 was $4.8 million compared with $1.1 million for the 3rd quarter of 2019. Discussed below are the revenue and expense factors that primarily contributed to the quarter over quarter net loss change.

Hardware revenue

Hardware revenue is seasonal and tends to be higher in the first and fourth quarters of each year. Our hardware revenue was $16.4 million in the 3rd quarter of 2020 compared with $12.2 million in the 3rd quarter of 2019, an increase of $4.2 million, or 35.1%. We attribute this increase to the impact of COVID-19 due to increased demand for equipment in the manufacturing, logistics and public sectors as more customers transitioned to remote work. The increase in hardware revenue was partially offset by the negative impact of a sales force transition. Though our hardware revenue was up in the 3rd quarter of 2020 compared with the 3rd quarter of 2019, the margin was relatively flat as both quarters reflect management’s actions to deliver higher margins.

Software and maintenance revenue

Revenues from software and maintenance services, which are recorded net of direct expenses, decreased 15.2%, to $1.2 million in the 3rd quarter of 2020 compared with $1.4 million in the 3rd quarter of 2019. Since this revenue is recorded net, the revenue is also the gross margin. We attribute the decrease to a shift in customers’ IT spend towards mobile computing equipment and other mobile computing services as a result of increased telecommuting arrangements in response to COVID-19.

Managed and professional services revenue

Managed and professional services revenues increased 24.3%, to $8.2 million in the 3rd quarter of 2020 compared with $6.6 million in the 3rd quarter of 2019. We attribute this increase to more demand for infrastructure assessment, cyber security and managed service monitoring services due to COVID-19, as customers continue to invest in their IT environment to allow them to seamlessly work from home. The gross margin also increased in the 3rd quarter of 2020, increasing 380 basis points compared with the 3rd quarter of 2019. Increased margins are due to actions taken by the Company to deliver higher margins and also as a result of increased utilization of personnel driven by the higher customer demand discussed previously.

Other revenue

Other revenue, which consists primarily of freight and reimbursables, including travel, meals and entertainment, was relatively flat at $0.1 million and $0.2 million for the 3rd quarter of 2020 and the 3rd quarter of 2019, respectively. By its nature, this type of revenue fluctuates depending on the revenue of the other product lines.

Total revenue, cost of revenue and gross margin

Aggregate revenue for the four product lines together was $26.0 million in the 3rd quarter of 2020, an increase of $5.7 million, or 27.7%, compared with $20.3 million in the 3rd quarter of 2019. Aggregate gross profit was also up, increasing 23.7% in the 3rd quarter of 2020, to $7.5 million, compared to $6.1 million in the 3rd quarter of 2019. Gross margin was down 90 basis points as the percentage increase in aggregate cost of revenues (29.4%), quarter over quarter, outpaced the percentage increase in aggregate revenues (27.7%).

Selling, general and administrative expenses

Selling, general and administrative expenses (including transaction costs) for the 3rd quarter of 2020 and the 3rd quarter of 2019 consisted of the components in the following table (in thousands):

	July 1, 2020	July 1, 2019
	through	through	Change
	September 30, 2020	September 30, 2019	Increase (decrease)
	Successor	Predecessor
Salaries, benefits, subcontracting & personnel administration costs	$6,428	$5,352	$1,076
Building occupancy costs, utilities, office supplies & repairs and maintenance	564	445	119
Depreciation and amortization	884	545	339
Dues, subscriptions and memberships	235	210	25
Vendor marketing funds	(110)	(283)	173
Meals, entertainment & travel	65	349	(284)
Management fees	-	75	(75)
Professional fees	1,266	36	1,230
Insurance	414	83	331
Other	183	116	67
	$9,929	$6,928	$3,001

Selling, general and administrative expenses increased 43.3% in the 3rd quarter of 2020 compared with the 3rd quarter of 2019, primarily as a result of an increase in personnel-related costs, professional fees, insurance expenses and depreciation and amortization. Personnel-related expenses increased primarily as a result of the inclusion of AVCT corporate salaries in the Successor period, which were not included in the Predecessor period, an increase in commissions due to improved margins, and an increase in share-based compensation expenses related to awards issued in the Successor periods, partially offset by a reduction in salaries for employees of Computex, that was effected between April 1, 2020 and September 1, 2020. The increased insurance expenses are related to the Company’s expanded public company activities. Increased professional fees are also related to the Company’s expanded public company activities as well as to fees related to the pending acquisition of the Kandy Business (as defined in Note 1 of the condensed consolidated financial statements). The increase in depreciation and amortization was due to increased amortization expense related to intangible assets recognized as of the Closing Date. Meals, entertainment and travel decreased as a result of less travel and meetings with clients due to COVID-19 restrictions.

Interest expense

Interest expense in the 3rd quarter of 2020 was up compared with the 3rd quarter of 2019, primarily as a result of interest on the Debentures and the subordinated promissory note which were both issued on the Closing Date. The Debentures bear interest at the rate of 10.00% and the subordinated promissory note bears interest at the rate of 12.00%. Interest expense also includes amortization of the discount on the Debentures.

Benefit/provision for income taxes

For all periods presented, the provision for income taxes consists of provisions for state taxes, and reflect effective tax rates that differ from the federal statutory rate as a result of certain expenses being deductible for financial reporting purposes that are not deductible for tax purposes, the existence of research and development tax credits, operating loss carryforwards, and adjustments to previously recorded deferred tax assets and liabilities related to the enactment of the Tax Cuts and Jobs Act in 2017. For the Successor periods, the benefit for income taxes also reflects the impact of amortization of intangible assets recognized as of the Closing Date.

S/P Combined YTD Period Ended September 30, 2020 versus the YTD Period Ended September 30, 2019

	April 7, 2020	January 1, 2020	S/P Combined YTD	YTD
	through	through	period ended	period ended
	September 30, 2020	April 6, 2020	September 30, 2020	September 30, 2019
	Successor	Predecessor	(non-GAAP)	Predecessor
Revenues:
Hardware	$26,870	$10,587	$37,457	$40,649
Software and maintenance	2,734	1,459	4,193	4,447
Managed and professional services	15,188	6,880	22,068	20,557
Other	273	111	384	503
Total revenues	45,065	19,037	64,102	66,156
Cost of revenue	31,362	12,426	43,788	47,589
Gross profit	13,703	6,611	20,314	18,567
Selling, general and administrative expenses (including transaction costs)	17,617	7,835	25,452	20,403
Loss from operations	(3,914)	(1,224)	(5,138)	(1,836)
Other (expense) income
Interest expense	(4,540)	(384)	(4,924)	(979)
Other (expense) income	(25)	31	6	147
Total other expenses	(4,565)	(353)	(4,918)	(832)
Loss before income taxes	(8,479)	(1,577)	(10,056)	(2,668)
Benefit (provision) for income taxes	(33)	(12)	(45)	(33)
Net loss	$(8,512)	$(1,589)	$(10,101)	$(2,701)

(1)	Interest expense in the Successor period includes related party interest of $1,151.

Net loss

Net loss for the S/P Combined YTD period ended September 30, 2020 was $10.1 million compared to $2.7 million for the YTD period ended September 30, 2019. Discussed below are the revenue and expense factors that primarily contributed to the YTD change in the net loss between the two periods.

Hardware revenue

Hardware revenue decreased 7.9%, from $40.6 million in the YTD period ended September 30, 2019 to $37.5 million in the S/P Combined YTD period ended September 30, 2020. Though our hardware revenue was down, the margin was up 350 basis points in the S/P Combined YTD period ended September 30, 2020 compared with the YTD period ended September 30, 2019. We attribute the decrease in hardware revenue to reduced demand in the energy sector, related to COVID-19 and the negative impact of a sales force transition, partially offset by increased demand in the manufacturing, logistics and public sector, also related to COVID-19 as more customers transitioned to remote work. We attribute the increase in margin to actions by the Company, beginning in the 3rd quarter of 2019, to deliver improved margins.

Software and maintenance revenue

Revenue from software and maintenance services was down $0.3 million, or 5.7% in the YTD periods for the same reason discussed in the quarter over quarter comparison. As discussed above, since this revenue is reported net, the revenue is also the margin.

Managed and professional services revenue

Managed and professional services revenues was up 7.4%, or $1.5 million in the S/P Combined YTD period ended September 30, 2020, increasing to $22.1 million from $20.6 million in the YTD period ended September 30, 2019. The margin on our services revenue for the S/P Combined YTD period ended September 30, 2020 was up 440 basis points compared to the YTD period ended September 30, 2019 due to the same reason discussed in the quarter over quarter comparison.

Other revenue

Other revenue was relatively flat at $0.4 million and $0.5 million in the S/P Combined YTD period ended September 30, 2020 and the YTD period ended September 30, 2019, respectively. The nature of other revenue is discussed in the quarter over quarter comparison section above.

Total revenue, cost of revenue and gross margin

Aggregate revenue for the four product lines together was $64.1 million in the S/P Combined YTD period ended September 30, 2020 compared to $66.2 million in the YTD period ended September 30, 2019, a decrease of $2.1 million, or 3.1%. Though aggregate revenues were down, overall gross profit increased 9.4% and gross margin was up 360 basis points as cost of revenue decreased 8.0%.

Selling, general and administrative expenses

Selling, general and administrative expenses (including transaction costs) for the S/P Combined YTD period ended September 30, 2020 and the YTD period ended September 30, 2019, consisted of the components in the following table (in thousands), and increased 24.8% primarily as a result of the same factors discussed in the quarter over quarter discussion.

	S/P Combined
	YTD period ended	YTD period ended	Change
	September 30, 2020	September 30, 2019	Increase (decrease)
	(non-GAAP)	Predecessor
Salaries, benefits, subcontracting & personnel administration costs	$18,226	$15,484	$2,742
Building occupancy costs, utilities, office supplies & repairs and maintenance	1,510	1,583	(73)
Depreciation and amortization	2,186	1,611	575
Dues, subscriptions and memberships	629	620	9
Vendor marketing funds, net of vendor fees	(589)	(715)	126
Meals, entertainment & travel	409	961	(552)
Management fees	80	225	(145)
Professional fees	1,596	159	1,438
Insurance	852	173	679
Other	553	302	251
	$25,452	$20,403	$5,050

Included in the table above are transaction costs of $0.1 million incurred in connection with the acquisition of Computex on April 7, 2020. Such costs consist primarily of legal and professional fees, and are net of a credit of $0.9 million granted by a creditor whose account was settled via a combination of cash, Debentures and common stock.

Interest expense

Interest expense increased in the S/P Combined YTD period ended September 30, 2020, compared with the YTD period ended September 30, 2019, for the same primary reasons discussed above in the quarter over quarter discussion.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are funds generated from operations and funding under our Credit Agreement, which have been sufficient to meet our working capital and substantially all our capital expenditure requirements. The Credit Agreement, which is more fully discussed in Note 8 of the condensed consolidated financial statements, matures on June 30, 2021, and, as amended, provides for maximum borrowings of $16.5 million on the revolving note portion with a scheduled reduction of $3.5 million in availability under the revolving note as of April 1, 2021. As amended, the Credit Agreement provides for a minimum monthly liquidity (defined as unrestricted cash plus availability under the revolving note) of $3.0 million commencing January 31, 2021. In connection with an amendment on November 13, 2020, the Company was required to make a one-time principal payment of $0.3 million on the term loan. Availability on the revolving note is determined weekly, based on a weekly borrowing base computation that is primarily based on certain percentages of accounts receivable and inventory. As of September 30, 2020, amounts outstanding under the term loan and revolving note with Comerica Bank were $6.4 million and $8.5 million, respectively.

On or before the maturity date of the Credit Agreement, we plan to seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender. However, there can be no assurance that financing will be available in the amounts we require or on terms acceptable to us, if at all. Unrestricted and restricted cash on hand was approximately $3.7 million and $0.7 million at September 30, 2020, respectively. We may also seek to access the debt and equity markets to fund acquisitions and/or pursue large capital expenditure projects or to reduce our cost of capital.

In April 2020, we received a PPP loan of $4,135. The PPP loan is administered by the SBA.  Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of such loans after eight weeks, if the loan is used for eligible purposes, including to fund payroll costs, mortgage interest, rent and/or utility costs, and meet certain other requirements, including, the maintenance of employment and compensation levels. We believe that we have used the entire PPP Loan for qualifying expenses and expect to qualify for full or partial forgiveness under the program.  However, we can provide no assurance that we will obtain forgiveness for any portion.

Successor cash flows

Operating activities

Net cash used in operating activities was $12.6 million for the period April 7, 2020 through September 30, 2020, which was the result of an increase in receivables, due to the acquisition of Computex, and lower current liabilities at September 30, 2020 compared with April 6, 2020, as a substantial portion of the current liabilities at April 6, 2020 was converted to common stock and Debentures (and therefore reflected in increases in cash provided by financing activities). Current liabilities of $2.6 million at April 6, 2020 were converted to Debentures and $1.5 million was converted to common stock.

Investing activities

Investing activities used net cash of $0.1 million in the period April 7, 2020 through September 30, 2020, and consisted of capital expenditures of $0.4 million, partially offset by $0.3 million of cash from the Computex acquisition.

Financing activities

Financing activities provided $15.3 million in the period April 7, 2020 through September 30, 2020, and was generated from the issuance of $12.1 million in Debentures, $4.1 million in new debt and $1.5 million from the issuance of common stock, partially offset by net debt repayments of $1.3 million, redemption of shares held in trust of $1.0 million and payment of deferred financing fees of $0.1 million.

Predecessor cash flows

Operating activities

Net cash used in operating activities was $1.6 million for the period January 1, 2020 through April 6, 2020 and primarily consisted of funding for inventory and changes in unearned revenue, partially offset by funds provided by accounts receivable.

Net cash provided by operating activities was $2.3 million for the nine months ended September 30, 2019 and primarily consisted of funds provided by accounts receivable, partially offset by funding for accounts payable and accruals.

Investing activities

Investing activities used $0.1 million of cash for the period January 1, 2020 through April 6, 2020, which consisted of funding for capital expenditures.

Investing activities used $0.5 million for the nine months ended September 30, 2019, which consisted of funding for capital expenditures.

Financing activities

Financing activities provided $2.0 million of cash for the period January 1, 2020 through April 6, 2020, consisting primarily of net funds from the line of credit of $3.0 million, partially offset by debt repayments of $1.0 million.

Financing activities used $1.6 million for the nine months ended September 30, 2019, consisting of debt repayments of $2.2 million, partially offset by net funds from the line of credit of $0.6 million.

Capital expenditures

Capital expenditures were $0.4 million during the period April 7, 2020 through September 30, 2020, and primarily were related to the purchase of computer and other equipment. For the remainder of fiscal year 2020, we estimate our capital expenditures to be between $0.1 million and $0.3 million, a significant portion of which we expect to spend on equipment to be used in our after-sales service centers.

Off-Balance Sheet Arrangements

At September 30, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and had not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Revenue recognition

Revenue from contracts with customers are not recorded until the Company has the approval and commitment from both parties, the rights of the parties are identified, payment terms are established, the contract has commercial substance and collectability of the consideration is probable. The Company also evaluates the following indicators, amongst others, when determining whether it is acting as a principal in the transaction (and therefore whether to record revenue on a gross basis): (i) whether the Company is primarily responsible for fulfilling the promise to provide the specified good or service, (ii) whether the Company has the inventory risk before the specified good or service has been transferred to a customer or after transfer of control to the customer and (iii) whether the Company has the discretion to establish the price for the specified good or service. If the terms of a transaction do not indicate that the Company is acting as a principal in the transaction, then the Company is acting as an agent in the transaction and therefore, the associated revenue is recognized on a net basis (that is revenue net of costs).

Revenue is recognized once control passes to the customer. The following indicators are evaluated in determining when control has passed to the customer: (i) whether the Company has a right to payment for the product or service, (ii) whether the customer has legal title to the product, (iii) whether the Company has transferred physical possession of the product to the customer, (iv) whether the customer has the significant risk and rewards of ownership of the product and (v) whether the customer has accepted the product. The Company’s products can be delivered to customers in a variety of ways, including (i) physical shipment from the Company’s warehouse, (ii) via drop-shipment by the vendor or supplier or (iii) via electronic delivery of keys for software licenses. The Company’s shipping terms typically allow for the Company to recognize revenue when the product reaches the customer’s location.

Hardware

Revenue from the sale of hardware is recognized on a gross basis, as the Company is deemed to be acting as the principal in these transactions. The selling price to the customer is recorded as revenue and the acquisition cost is recorded within cost of revenue. The Company recognizes revenue from these transactions when control has passed to the customer, which is usually upon shipment.

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

Our judgments, assumptions, and estimates relating to the current tax provision take into account current tax laws, our interpretation of current tax laws, allowable deductions, projected tax credits, and possible outcomes of current and future tax audits. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than a 50 percent likelihood of realization. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could materially impact the amounts provided for income taxes. Our assumptions, judgments, and estimates relative to the value of our net deferred tax assets take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments, and estimates inaccurate, thus materially impacting our financial position and results of operations.

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

Significant judgement is required in the estimation of fair values of stock awards. For the restricted stock awards with a time-based vesting condition, the fair value is determined by reference to the Company’s stock price on the grant date. A portion of the Company’s restricted stock awards are performance-based with a market condition that must be met for the award to vest. For those restricted stock awards, the fair value is estimated using a Monte Carlo simulation model, whereby the fair value of such awards is fixed at the grant date and amortized over the shorter of the remaining performance or service period. The Monte Carlo simulation valuation model utilizes the following assumptions: expected stock price volatility, expected life of the awards and a risk-free interest rate. Significant judgment is required in estimating the expected volatility of our common stock. Due to the limited trading history of the Company’s common stock, estimated volatility was based on a peer group of public companies and took into consideration the increased short-term volatility in historical data due to COVID-19.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Currently, there are no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on June 29, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations, financial condition or cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business. As of the date of this quarterly report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on June 29, 2020, other than the amended and restated risk factor set forth below and except as may otherwise be disclosed in this quarterly report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The Company has a substantial amount of indebtedness, some of which is scheduled to mature on June 30, 2021, which could have important consequences to its business.

The Company has a substantial amount of indebtedness. As of September 30, 2020, the Company had total debt of $10.5 million (including current portion and before deducting unamortized debt issuance costs) plus line of credit borrowings of $8.5 million and a promissory note of $0.5 million along with the ability to borrow an additional $8.0 million under the Credit Agreement, subject to a borrowing base and a liquidity condition. The Company’s substantial indebtedness could have important consequences, including the following:

●	making it more difficult for the Company to satisfy its obligations with respect to its indebtedness;

●	requiring the Company to dedicate a substantial portion of its cash flow from operations to debt service payments on its debt, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;

●	requiring the Company to comply with restrictive covenants in the Credit Agreement, which limit the manner in which it conducts its business;

●	making it more difficult for the Company to obtain vendor financing from its vendor partners, including original equipment manufacturers and software publishers;

●	limiting the Company’s flexibility in planning for, or reacting to, changes in the industry in which it operates;

●	placing the Company at a competitive disadvantage compared to any of its less-leveraged competitors;

●	increasing the Company’s vulnerability to both general and industry-specific adverse economic conditions; and

●	limiting the Company’s ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing its cost of borrowing.

In addition, the Credit Agreement is scheduled to mature on June 30, 2021. We intend to seek to either negotiate an extension of the maturity date or refinance the Credit Agreement on or prior to such date. We may not be able to extend the maturity date of the Credit Agreement or to refinance our existing indebtedness on acceptable terms, or at all, and may be forced to choose from a number of unfavorable options. These options may include agreeing to otherwise unfavorable financing terms, selling assets on disadvantageous terms or defaulting on the loan and permitting the lender to foreclose.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously reported in a Current Report on Form 8-K, none.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 13, 2020, the Company and Comerica Bank entered into a fifth amendment (the “Fifth Amendment”) to the existing credit agreement to which the Company and Comerica Bank are parties (the “Credit Agreement”). Among other things, the Fifth Amendment extends the maturity date of the Credit Agreement from December 31. 2020 to June 30, 2021, provides for a decrease in maximum borrowings on April 1, 2021, amends the interest rates and, commencing January 31, 2021, provides for a minimum monthly liquidity (defined as unrestricted cash plus availability under the revolving note) of $3,000,000. Pursuant to the terms of the Fifth Amendment, on April 1, 2021, maximum borrowings permitted under the revolving note under the Credit Agreement will decrease by $3,500,000 to $13,000,000. Until December 31, 2020, all obligations outstanding under the Credit Agreement will continue to accrue interest at the higher of the one-month London Interbank Offered Rate (LIBOR) or 1.00%, plus a margin of 4.00% (the “margin”). Pursuant to the terms of the Fifth Amendment, the margin then increases gradually each month to a maximum of 6.50% on June 1, 2021. In connection with the Fifth Amendment on November 13, 2020, the Company was required to make a one-time principal payment of $250,000 on the term loan under the Credit Agreement.

The foregoing description of the Fifth Amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the Fifth Amendment, which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS.

2.1(3)	Purchase Agreement, dated August 5, 2020, by and among American Virtual Cloud Technologies, Inc., Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and Ribbon Communications International Limited.

3.1(1)	Second Amended and Restated Certificate of Incorporation.

3.2(2)	Amended and Restated Bylaws.

10.1(3)	Voting Agreement, dated August 5, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Pensare Sponsor Group, LLC.

10.2(3)	Voting Agreement, dated August 5, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Stratos Management Systems Holdings, LLC.

10.3(4)	Employment Agreement between the Company and Xavier Williams.

10.4**	Fifth Amendment to Credit Agreement, dated November 13, 2020.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Furnished herewith.

**	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 7, 2020.

(2)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 2, 2017.

(3)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 11, 2020.

(4)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on September 16, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

Date: November 16, 2020		/s/ Xavier D. Williams
	Name:	Xavier D. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas H. King
	Name:	Thomas H. King
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)