Form 10-K/A
period 2020-03-31
American Virtual Cloud Technologies, Inc.
filed 2021-03-09
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

Amendment No. 1

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

EXPLANATORY NOTE

As reported by American Virtual Cloud Technologies, Inc. (the “Company”) in its Current Report on Form 8-K filed on February 12, 2021, the Company became aware, through discussions with the Company’s prior independent registered public accounting firm, Marcum LLP (“Marcum”), that the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Form 10-K”), had inadvertently been filed without the approval of Marcum. Marcum had audited the financial statements of the Company for the fiscal year ended March 31, 2019 that were included in the Form 10-K, relating solely to periods during which the Company was a “special purpose acquisition company” (then named Pensare Acquisition Corp.), prior to the completion of the Company’s initial business combination in April 2020. The Company’s financial statements for the fiscal year ended March 31, 2020 that were included in the Form 10-K were audited by, and included in the Form 10-K with the approval of, UHY LLP, the Company’s current independent registered public accounting firm. Since Marcum’s approval with respect to the audited financial statements of Pensare Acquisition Corp. for the fiscal year ended March 31, 2019 was not obtained, on February 3, 2021 Marcum advised the Company that disclosure should be made to prevent future reliance on the previously issued financial statements of Pensare Acquisition Corp. for the fiscal year ended March 31, 2019, and on February 8, 2021, after further discussions with Marcum, the Company’s management determined that such financial statements should not be relied upon.

Marcum has now completed its review of the Form 10-K, and this Amendment No. 1 (“Amendment No. 1”) to the Form 10-K is being filed solely to re-file the Form 10-K with the approval of Marcum. As required by Rule 12b-15 under the Exchange Act, new certificates of our chief executive officer and chief financial officer are being filed as exhibits to this Amendment No. 1. This Amendment No. 1 does not amend any information set forth in the Annual Report, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the filing of the Annual Report. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s subsequent filings with the SEC.

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

Melville, New York

June 26, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pensare Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pensare Acquisition Corp. (the “Company”) as of March 31, 2019, the related statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2017 through 2020.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

/s/ Xavier Williams
Name:	Xavier Williams
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas H. King
Name:	Thomas H. King
Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 9, 2021