Form 10-K
period 2020-12-31
American Virtual Cloud Technologies, Inc.
filed 2021-03-31
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38167

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

Delaware	81-2402421
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1720 Peachtree Street, Suite 629

Atlanta, GA 30309

(404) 239-2863

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No  ☐.

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant as of March 19, 2021 computed by reference to the closing sales price of $3.31 for the registrant’s common stock on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $12,193,510. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AVCT	The Nasdaq Stock Market LLC
Warrants, each whole Warrant entitling the holder to purchase one share of Common Stock at an exercise price of $11.50	AVCTW	The Nasdaq Stock Market LLC

As of March 19, 2021, 19,753,061 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Fiscal Year ended December 31, 2020

i

References to “we,” “us,” “our” or “the Company” refer to American Virtual Cloud Technologies, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires. When we refer to “AVCT,” we mean American Virtual Cloud Technologies, Inc. (f/k/a Pensare Acquisition Corp.).

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report on Form 10-K and in certain documents incorporated by reference constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	the benefits of business combinations, including our acquisition of the Kandy Communications business;
●	future financial performance following business combinations, including our acquisition of the Kandy Communications business;
●	changes in our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management;
●	our ability to complete acquisitions of other businesses;
●	expansion plans and opportunities; and
●	the outcome of any known and unknown litigation and regulatory proceedings.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” elsewhere in this report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by forward-looking statements. Some factors that could cause actual results to differ from those expressed or implied by forward-looking statements include:

●	our ability to realize the anticipated benefits of business combinations, including the Kandy Communications business, which may be affected by, among other things, competition and our ability to grow and manage growth and profitably following business combinations;
●	our ability to realize the anticipated benefits of business combinations, which may be affected by, among other things, competition and our ability to grow and manage growth and profitably following business combinations;
●	our ability to retain our current volume of customers, vendor partner relationships and the ability of those vendors to maintain the availability of their products;
●	our ability to hire and/or retain key sales personnel, key executive officers and other key personnel, and our ability to successfully implement succession plans;
●	unexpected costs associated with companies acquired;
●	adverse effects of the novel coronavirus (COVID-19) on the Company and/or the economy in general;
●	changes in applicable laws or regulations;
●	the possibility of an extended decline in oil and gas prices, which could result in lower expenditures by the Company’s customers in the oil and gas industry;
●	our ability to maintain the listing of our securities on the Nasdaq Capital Market (“Nasdaq”); and
●	other risks and uncertainties including those set forth in the “Risk Factors” section of this Form 10-K, which begin on page 9.

ii

PART I

Item 1. Business

Company History

We were incorporated, in Delaware, as Pensare Acquisition Corp, a special purpose acquisition company (“SPAC”) on April 7, 2016 for the purpose of entering into one or more mergers, share exchanges, asset acquisitions, stock purchases, recapitalizations, reorganizations or other similar business combinations with one or more target businesses.

On April 7, 2020 (the “Computex Closing Date”), we consummated a business combination transaction (the “Computex Business Combination”) in which we acquired Stratos Management Systems, Inc. (“Computex”), a private operating company that does business as Computex Technology Solutions. The Computex Business Combination was consummated pursuant to the terms of an amended agreement originally entered into on July 25, 2019. In connection with the closing of the Computex Business Combination, the Company changed its name to American Virtual Cloud Technologies, Inc.

On December 1, 2020 (the “Kandy Closing Date”), we acquired the Kandy Communications business (hereafter referred to as “Kandy” or “Kandy Communications”) from Ribbon Communications, Inc. and certain of its affiliates (“Ribbon”), by acquiring certain assets, assuming certain liabilities and acquiring all of the outstanding membership interests of Kandy Communications LLC.

Our Business

Kandy Communications

As a provider of cloud-based enterprise services, Kandy deploys a global carrier grade cloud communication platform that supports the digital and cloud transformation of mid-market and enterprise customers across any device, on any network, in any location. Based on a powerful, proprietary multi-tenant, highly scalable, and secure cloud platform, our platform supports unified communications as a service (“UCaaS”), communications platform as a service (“CPaaS”) and contact center as a service (“CCaaS”) including pre-built customer engagement tools, based on web real-time communication technology (“WebRTC technology”) enabling frictionless communications. Further, we support rapid service creation and multiple go to market models including white labelling, multi-tier channel distribution, enterprise direct, and self-service via our SaaS (software as a service) web portals.

Our cloud-based, real-time communications platform, enables service providers, enterprises, software vendors, systems integrators, partners and developers to enrich their applications and their services with real-time contextual communications empowering the API (Application Programming Interface) economy. With Kandy’s platform, companies of various sizes and types can quickly embed real-time communications capabilities into their existing applications and business processes, providing a more engaging user experience.

While the cloud communications business is focused on highly complex, medium and large enterprise deployments, the customer experience is augmented by our managed services capabilities. In addition, our strategic partnerships with companies such as AT&T, IBM, and Etisalat give us access to a marquee customer base and the ability to sell end to end solutions.

Computex

Our Computex subsidiary, which has been in business for over 30 years, is an award-winning multi-brand technology solutions provider to small, midsize and large global customers. With a team of talented architects and engineers who specialize in the delivery of private and hybrid data centers, enterprise networking solutions, cloud, cybersecurity, managed services and unified communications, we provide a comprehensive and integrated set of technology solutions, along with an extensive hardware, software and value-added service offering. Our managed services and managed security services provide customers 24x7 access to a world class service desk, network operations centers and security operations center through which we maintain, upgrade and troubleshoot IT systems. Our security operations center (“SOC”) provides comprehensive cybersecurity services to proactively protect customers from cyber threats and, in case of a breach, our managed detection and response services provide incident response, remediation and recovery services. The breadth of this offering enables us to offer our customers a complete technology solution. We design best-fit solutions for our customers, based on a thorough assessment of their needs. Leveraging our relationships with industry leading technology partners, we also assist our customers with the procurement of suitable hardware and software to fit their customized needs.

Our hardware offerings are sourced from a network of leading manufacturers, and include data storage, desktops, servers, and other hardware.

Third party software and maintenance offerings include licensing, licensing management, software solutions and other services. We offer a full suite of value-added services, which typically are delivered as part of a complete technology solution, to help our customers meet their specific needs. Our solutions range from configuration services for computer devices to fully integrated solutions such as virtualization, collaboration, security, mobility, data center optimization and cloud computing. We also offer complementary offerings such as installations, warranty services and certain managed services including remote network services and data center monitoring. We believe our software and service offerings are important growth areas for us.

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

We believe Computex is well-diversified across verticals (industries), technology solutions offerings and procurement partners from whom we procure products and software for resale. Our sales teams consist of seasoned account executives and regionally focused sales support teams who work within assigned territories to provide customized solutions to our customers. Our sales teams are supported by industry leading technologists who design end to end solutions and who take projects from design, to implementation, to management. Leveraging an extensive network of OEMs and distributors, we are able to direct-sell a diverse selection of products and software to our growing customer base in the form of packaged software or as licensed products and services.

We have developed an infrastructure that enables us to deliver our IT solutions on a service-agnostic basis as to technology platform and location, through a flexible, customer-focused delivery model which spans three datacenter environments (customer-owned, co-location, and the cloud). By optimizing our customers’ use of secure, energy efficient and reliable data centers combined with a comprehensive suite of related IT infrastructure services, we are able to offer our customers highly customized solutions that address their needs for data center availability, data management, data security, business continuity disaster recovery and data center consolidation, as well as a variety of other related managed services.

Growth Strategy

The acquisition of Kandy serves to complement the services provided by Computex by giving us the opportunity to provide a full suite of UCaaS, CPaaS, and CCaaS products to serve the rapidly growing cloud communications market. Customers today demand a highly reliable, secure, and scalable communications platform along with a world class customer experience. We offer end-to-end services spanning connectivity, managed IT solutions, managed services, and cloud communications, delivered by certified experts that provide exceptional white glove customer experiences to businesses, service providers, independent software vendors, and systems integrators. Our capabilities around adjacent technologies such as SD WAN (software-defined networking in a wide area network), SASE (secure access service edge) and cybersecurity, combined with our own software platform, position us as a premier white label provider of choice for UCaaS, CPaaS and CCaaS solutions.

The acquisition of Kandy also enables us to provide carrier grade global cloud communications that address the needs of medium and large enterprises. As the velocity of public, hybrid, and private cloud communications continues, we believe we are in a position to focus on execution while competitors in our space need to concentrate on platform capabilities, global expansion and improved customer experience.  Our world class, globally-deployed, carrier grade, white-labeled proprietary communications platform gives us the ability to solve customer communication needs. We believe our IP platform, growth trajectory, global marquee customer and partner base, should accelerate our go to market plans and enable us to expand our award-winning portfolio.

We have developed a clear go-to-market strategy that leverages our teams’ prior experiences and that utilizes multiple avenues to attack the total addressable market. Our goal is to accelerate current enterprise momentum, cross-sell into the Computex enterprise customer base, ramp up channel partner and strategic alliance sales with additional headcount, ramp up white label partner sales with additional head count, access certain enterprise customer leads and continue to grow our IT managed services. By “enterprise,” we mean a corporation or customer having over 1,000 employees.

In July 2019, AVCT entered into a contract with AT&T and formally joined the AT&T Partner Exchange®, building on AVCT management’s proven track record. Kandy also has strategic partnerships with major service providers such as Etisalat and IBM in addition to AT&T. We will continue to expand our strategic partnership network. Our strategy is to offer bundled, white-label, white-glove managed services targeted at mid-market, multi-location business customers, with a particular focus on offerings in the fast growing UCaaS industry. When we say mid-market, we mean companies with 100-1000 employees.

Computex-focused growth strategies include:

Strategies to grow organically by seeking to become our customers’ primary IT Solutions Provider

Regardless of the type of IT service that our customers require, whether those services relate to security requirements, on-premise solutions, cloud-based solutions or professional managed services needs, we seek to become their primary IT provider. As a result, we focus on providing excellent customer service, competitive pricing, and efficient and advanced professional services, while endeavoring to remain available to respond to their requests. Our managed security services provide customers with a comprehensive solution as technology continues to expand into more complex service offerings. Our cybersecurity managed services complete our portfolio to deliver a robust “as a service” model to our customers that provides IT and cybersecurity services to them via a contractual engagement, thereby providing us with monthly recurring revenue. Our experienced pre-sales engineers engage with customers in their search for advanced technologies. Our account executives, who are supported by experienced internal sales representatives, are trained on broad solutions capabilities with access to numerous category-focused subject matter experts, which allow them to take a consultative sales approach that focuses on our customers’ desired business outcomes. Such an approach enhances our ability to cross-sell our solutions.

Continue to focus on building our expertise

We focus on gaining top-level engineering certifications and expertise in the advanced technologies of our strategic partners. We also submit to rigorous vendor audits and certification processes each year that validate our capabilities. Our customers can harness this expertise as they seek to develop their cloud capabilities. We believe our ability to deliver advanced professional services benefits us in two ways. Firstly, we gain recognition from our strategic vendor partners, resulting in us becoming their preferred partner, which, in turn, can provide direct and referral sales opportunities for us, and which can also positively impact pricing. Secondly, within our existing and potential customer base, our advanced professional services are a key differentiator against competitors who cannot provide the products or advanced services for these key technologies nor can they provide such products and services across as many vendor product lines.

Investing in scalable managed services

We continue to invest in our profitable and scalable managed services and have built a team of focused sellers to strictly focus on driving monthly recurring revenue through subscription contracts. We plan to further invest and build capabilities that allow us to accelerate our MRR (monthly recurring revenue) growth. We have also invested in top tier security talent, and have acquired penetration testers, threat hunters and SOC analysts to boost our managed security offering. In addition, we have invested in a Security Operations Center, which complements our Network Operations Center. Currently, we provide our customers with 24 hour managed security services, such as managed advanced endpoint security, managed SIEM (security information and event management), security awareness and training programs. The success of our solutions portfolio is evident in the various awards and recognitions we have received including, national recognition from AT&T for our significant growth.

The building of our geographic footprint

We intend to increase our direct sales and go-to-market capabilities and actively seek to acquire new account relationships through face-to-face field sales, through digital outreach, through the leveraging of the relationships with our partners, and through targeted demand-generation activities that increase awareness to our solutions. We also seek to expand our customer base and geographic reach. Our managed services and managed security services capabilities allow us to deliver solutions to customers without geographic restrictions.

Strategies to improve operational efficiencies

We continue to invest in our internal technology infrastructure and software platforms to optimize our operations and engage in process re-engineering efforts to become more streamlined and cost effective. Recently, we separated our Network Operations Center and Security Operations Center into two separate, air gapped operational teams. We took this action to, among other things, better secure our clients’ information so that access to clients’ information is only granted to those operational team members that are working with that client.

Key Trends Affecting Our Business

We believe the following key trends present growth opportunities for our business:

●	Increasing need for third-party services. We believe that customers are relying on third-party service providers, such as Computex Technology Solutions, to manage significant aspects of their IT environment, from design, to implementation, to pre- and post-sales support, to maintenance, engineering, cloud management, security operations, and other services.
●	Reduction in the number of IT solutions providers. Our view is that customers are seeking to reduce the number of solutions providers they engage, to improve supply chain and internal efficiencies, enhance accountability, improve supplier management practices, and reduce costs. In addition, enterprises are increasingly in need of global communications solutions through one service provider rather than multiple providers due to increasing network complexity, data privacy and security compliance. Further, they expect this connection to global communications networks to support UCaaS, CCaaS, and CPaaS use cases ubiquitously. As a result, customers are looking to find IT solutions providers that can provide a whole suite of solutions to meet their local and global IT needs.

●	Lack of sufficient internal IT resources at mid-sized and large enterprises, and scarcity of IT personnel in certain high-demand disciplines. We believe that IT departments at mid-sized and large enterprises are facing pressure to deliver emerging technologies and business outcomes but lack the properly trained staff and the ability to hire personnel with high in-demand disciplines such as security and data analytics. At the same time, the prevalence of security threats, increased use of cloud computing, software-defined networking, new architectures, rapid software development frameworks, the proliferation of mobile devices and bring-your-own-device (“BYOD”) policies; and the complexity of multi-vendor solutions, have made it difficult for IT departments to implement high-quality IT solutions.
●	Disruptive technologies are creating complexity and challenges for customers and vendors. The rapid evolution of disruptive technologies, and the speed by which they impact an organization’s technology platforms, has made it difficult for customers to effectively design, procure, implement and manage their own IT systems. Moreover, increased budget pressures, fewer internal resources, a fragmented vendor landscape and fast time-to-value expectations make it challenging for customers to design, implement and manage, efficient, secure and cost-effective IT environments. Customers are increasingly turning to IT solutions providers such as Computex Technology Solutions to implement complex IT offerings, including software defined infrastructure, cloud computing, converged and hyper-converged infrastructures, big data analytics, and flash storage.
●	Migration from on-premise communication solutions to cloud hosted services. The migration to cloud hosted services is in full swing with years of solid market growth. For years, on-premise PBX and Centrex carrier-hosted telephony switches dominated the market. In recent years, cloud communications technologies have eclipsed those functions which has led to lower human, capital and operational costs. The transformation to the cloud is accelerating. Complimenting those technologies with video, messaging and embedded communications is adding to revenue streams and productivity enhancements in the workplace.
●	Multi-Cloud Strategy. As cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, have become the core foundation of modern IT, we are focused on assisting our customers with their assessment, definition, deployment, and management of private and hybrid clouds that align with their business needs. This strategy leverages our strength in deploying private clouds, while also incorporating elements of the public cloud. By assessing our client’s applications, workloads and business requirements, among others, we are able to deploy solutions that leverage the best available technology platforms and consumption models. For example, we may build a private cloud solution to host mission critical applications, while utilizing a public cloud solution for development, collaboration, or disaster recovery. Our cloud strategy is tightly aligned with key strategic initiatives, including security, and digital workspace.
●	Increasing trend away from the use of hard phones. Business communications are rapidly moving away from hard phones to work-from-anywhere-applications on desktops and mobile phones. Further, customers are rapidly evolving to communications that are embedded within applications and business process flows without context switching between applications which leads to increased productivity and contextual communications.

●	Increasing sophistication and incidences of IT security breaches and cyber-attacks. In recent years, cyber-attacks have become more sophisticated, numerous, and pervasive. During COVID, the threat landscape significantly evolved with customers’ workforce and data being more dispersed than ever. Organizations are finding it increasingly difficult to effectively safeguard their confidential and personal information from a constant stream of advanced threats, both internal and external. Moreover, cyber-threats have shifted from uncoordinated individual efforts to highly coordinated and well-funded attacks by criminal organizations and nation-state actors. For most organizations, it is no longer a matter of “if a cyber-attack will occur;” the question is “when” and “what impact will it have” on the organization. We believe our customers are focused on all aspects of cyber security, including information and physical security, intellectual property, and compliance requirements related to industry and government regulations. To meet current and future security threats, enterprises must implement security controls and technology solutions that leverage integrated services and products to help monitor, mitigate, and remediate security threats and attacks.
●	Customer IT decision-making is shifting from IT departments to line-of-business personnel. As IT consumption shifts from legacy, on-premise infrastructure to agile “on-demand” and “as-a-service” solutions, customer procurement decisions are shifting from traditional IT personnel to lines-of-business personnel, which is changing the customer engagement model and types of consultative services required to fulfill the needs of customers. In addition, many such services create recurring revenue streams paid for over a period of time, rather than paid for upfront.

●	Explosive growth in remote workforce needs. During COVID, we successfully supported thousands of IT users across several hundred customers and believe that there will be a large percentage of knowledge workers that will continue to work remotely. Our solutions, such as Branch Connect, provide comprehensive IT, UCaaS, CPaaS, CCaaS and cyber services to these remote workers in an easy to consume fashion via our robust platform.

Successor/Predecessor References

In the Computex Business Combination, AVCT was considered the acquirer and Computex was considered the acquiree and the Predecessor for accounting purposes. The Computex Business Combination, which was accounted for using the acquisition method of accounting, reflects a new basis of accounting that is based on the fair value of the net assets acquired and liabilities assumed. In the consolidated financial statements and elsewhere in this annual report on Form 10-K, we distinguish between the entity that existed before the Computex Closing Date (“Predecessor”) and the entity that existed on and after such date (“Successor”).

Major customers

The five top customers during the Successor period, the Predecessor period January 1, 2020 to April 6, 2020 and the Predecessor year ended December 31, 2019 accounted for 24%, 25%, and 26% of total revenue, respectively. No single customer accounted for more than 10% of our total revenue in such periods.

Competition

Computex’s competitors are varied, offer a variety of solutions, and include:

●	IT departments of current and potential customers;
●	Supply chain vendors;
●	Point of sale vendors; and
●	Smaller companies that have developed or are attempting to develop partnerships with manufacturers and managed service solutions providers.

Example of such competitors include Presidio Inc., Ahead, Datalink Software LLC and CDW Corporation.

Despite the competition, we believe we possess certain attributes that differentiates us from our competitors. Our competitive strengths include:

●	Our Ability to Provide Complex, Multi-Vendor Technology Solutions to the Large Addressable Market which has Substantial Growth Opportunities Driven by Increasing IT Complexity

We participate in the large IT market with a focus on the data center, network, cloud, security, virtualization, and emerging segments of the industry, facilitated by our professional and managed service solutions. We believe we are well-positioned in the complex high-growth IT solutions segment through our offering of services related to hybrid and public datacenter implementations, cybersecurity management, incident response and remediation, SD-Wan, IOT and complex network projects.

Our products and services target large enterprise companies, the roughly 37,000 middle market companies with revenues between $100 million and $2 billion, the approximately 96,000 state and local governmental organizations, large school districts, and the approximately 3,800 higher educational institutions in the U.S. We believe that IT departments within these organizations are unable, on their own, to provide the ever-increasing range of services to their end users, leading to an increased dependence on third-parties such as us, who can provide them with the complex, multi-vendor technology solutions that their businesses demand.

In the small to medium-sized business (“SMB”) segment, we believe there is demand for our services and we believe we will be able to use certain competitive advantages to capture a significant portion of the IT business in this segment through our IT sales and managed services.

●	A Broad and Diverse Customer Base Across a Wide Range of End Markets

We have a broad and diverse customer base of over 600 customers across a wide range of end-markets, including oil and gas, financial services, healthcare, education, state and local government, technology, retail, manufacturing and telecommunications. In addition, we are not reliant on any single customer in any given year and customarily our top customers change from year to year.

●	A Business Model that Serves the Entire IT Lifecycle

We believe we are a trusted IT advisor to our clients through our delivery of differentiated products and services that enable our customers to meet their increasingly complex IT requirements. We can provide complete, turn-key solutions aligned to the entire IT lifecycle starting with an assessment of the IT problem, designing and creating architecture solutions, assisting with the procurement of the required IT solution, assisting with the implementation of the solution and then providing on-going professional and managed services and cyber-security assistance.

●	A Deep Expertise in Advanced Technology in Cloud Services, Security, Digital Infrastructure and other Emerging IT Trends

We believe our customers choose us for their complex IT infrastructure needs based on our track record of delivering top-tier solutions, offering value-added services, and our close relationships with both established and emerging vendors. We focus on obtaining and maintaining top-level engineering certifications for each of our strategic vendor’s most advanced technologies. We possess more than 500 certifications, which we leverage to help our customers achieve positive business outcomes. For example, we received our fourth Cisco Master Certification in July 2019. We are one of only 10 companies in the Americas, and one of only 16 companies worldwide, that hold these four certifications. This is one example of our high level of technical expertise and commitment to obtaining the industry’s highest level of certifications possible.

●	Our Strategic Ability to Design and Integrate Cloud Solutions Across Multiple Vendors

We believe our expertise in architecting data center and cloud environments allows us to provide differentiated offerings that help our customers transition significant portions of their business—and sometimes all of their critical business workloads—to the cloud. Combined with our strong foundations in networking and security, we are uniquely poised to help customers adopt a multi-cloud strategy that utilizes our cloud cost management framework that helps them to overcome the inherent challenges. We also leverage our strategic partnerships with leading vendors such Cisco Systems, Nutanix, PureStorage, Amazon AWS, Dell EMC, Hewlett Packard Enterprise, Microsoft Azure, NetApp, Palo Alto Networks, and VMware in conjunction with our professional, managed, and lifecycle services to help our customers achieve their desired business outcomes.

●	The Scalable IT Service Delivery that Our Personnel Provide

We believe that our Company has been properly constructed with the correct ratio of technical experts, sales experts, and operational experts. More than two-thirds of our current employees are technical experts in their requisite fields, allowing us to customize solutions for customers of all sizes. The engineering talent we possess, coupled with the wide range of IT solutions that our talent covers, gives us a large competitive advantage around creating, implementing, and maintaining large-scale IT solutions. Our managed services department also relies on this pool of engineers to solve the toughest IT challenges for our customers.

All of Computex’s employees are full time and, therefore, we do not rely on a pool of independent contractors or other outsourced IT talent for the services provided by Computex. This advantage in personnel, which we call “brainware,” further differentiates us from many IT service providers. Our IT personnel also focus on ensuring a human component in every IT project in which we are involved, which results in creating meaningful long-term customer relationships.

Though we believe we have developed competitive differentiation through the breadth of our offering and our consultative approach to working with our clients, among others, in order to increase our market share, we must continue to respond promptly to economic models such as cloud subscription versus perpetual license, technological change and our competitors’ innovations. As a result, we can provide no assurance that we will not be required to make substantial additional investments in research, development, marketing, sales and customer service in order to maintain or build our competitive edge, or that we will be able to successfully compete in the future.

Kandy primarily competes with technology and cloud providers such as 8X8, RingCentral, Vonage, Twilio, Nice and Five 9, among others. However, Kandy differentiates itself from its competitors largely by the nature of its route to market - its platform is a proprietary white label, and global cloud platform that support one or a multi-tier distribution via the CSP (communications service provider), VAR (value-added reseller) or ISV (independent software vendor) brand.  Further, in addition to being a true multi-tenant platform, Kandy supports a BYOD (bring your own data) and BYOC (bring your own carrier) model while providing both a light weight and heavy weight OSS/BSS (Ordering/Billing) system and automation integration with its channel partners.  Lastly, the Kandy platform brings a ubiquitous experience across UCaaS, CCaaS, and CPaaS versus most of the competition who play in one or two of these communications market verticals.

International Operations and Segments

We have been reporting our operating results and financial data in one operating and reportable segment. However, as the Company integrates the Kandy business, which it recently acquired, the way the chief operating decision makers view the business may change. Accordingly, the Company’s operating and reportable segments may change. During 2020, our revenues were primarily domestic, with international revenues representing 3.2% of total revenues. At December 31, 2020, approximately 80 associates were employed in our international operations.

Research and Development

Through the Computex technology team, we have continued to invest in engineering and technology resources to endeavor to stay in the forefront of technology trends. Our expertise in core and emerging innovative technologies, fortified by our robust portfolio of consulting, professional, and managed services, has enabled us to remain a trusted advisor for our customers. This broad portfolio enables us to deliver a unique customer experience that spans the gamut from fast delivery of competitively priced products, services, subsequent management and upkeep, through to end-of-life disposal services. This approach permits us to deploy ever-more-sophisticated solutions that positively impact the business outcomes of our customers.

Through Kandy, we incur software development costs to enhance, improve, expand and/or upgrade our proprietary software in an agile software environment with releases broken down into several iterations called sprints. These development activities are performed by internal staff primarily located outside of the US.

Through our Kandy R&D team, we focus our research and development efforts on building a carrier-grade communications platform, middleware, software application clients and believe that our future success depends, in part, on our ability to continue to innovate and sustain a competitive differentiation. Therefore, our research and development focuses on deploying next generation software technologies, making communications more frictionless, and supporting multiple go-to-market strategies, including channel and direct sales models.

On December 31, 2020, our research and development team consisted of 115 employees and 159 contractors.

Sales and Marketing

We target customers of varying sizes in both the private and public sector and develop relationships with them through direct marketing efforts as well as through strategic relationships with our technology partners. As of December 31, 2020, we had relationships with over 100 technology partners and during 2020, we did business with over 600 customers spanning various industries including oil and gas, finance, healthcare, manufacturing and retail. Our sales teams consist of seasoned account executives and regionally focused sales support teams who work within assigned territories to provide customized solutions to our customers.

We acquire new account relationships through face-to-face field sales, through relationships with our partners and through targeted direct marketing efforts that aim to increase awareness of our solutions. We target large enterprise companies, the roughly 37,000 middle market companies with revenues between $100 million and $2 billion, the over 96,000 state and local governmental organizations, larger school districts, and the over 3,800 higher educational institutions in the U.S.

Our sales representatives are compensated through a combination of fixed and variable compensation. Variable compensation or commission becomes the primary basis of compensation as sales representatives gain more experience.

At December 31, 2020, our sales and marketing team consisted of approximately 60 associates, including sales support personnel.

Proprietary Rights

We rely on a combination of copyrights, patents, trade secrets, trademarks, and contractual provisions to protect the proprietary rights of our products, processes and technology. In addition, we sometimes enter into confidentiality and assignment-of-rights agreements with our employees, consultants and customers and limit access to, and distribution of, our proprietary information. We license our proprietary products to our customers under license agreements that we believe contain appropriate use and other restrictions. However, despite our efforts to safeguard our proprietary rights, we can provide no assurance that we will be able to successfully deter misappropriation or unauthorized third-party use of such rights. As is the case with any software company, safeguarding unauthorized use of our software is difficult, and piracy could become a problem. In addition, if we are engaged in transactions in countries where intellectual property laws are not well developed or are not well enforced, our efforts to protect our proprietary rights may not be effective. Enforcing our proprietary rights in the U.S. and abroad and any litigation to enforce such rights, can result in significant costs and can divert resources, which could cause a material adverse effect on our business, financial condition, results of operations or cash flows.

As the number of solutions available in the marketplace increases and solution functionality continues to overlap, software companies may increasingly become subject to claims of infringement or other misappropriation of intellectual property. Third parties may assert infringement or misappropriation claims against us relating to our software, processes or technology. Following up such claims, whether or not they have merit, can be time-consuming and can result in costly litigation, divert management’s attention away from operations or cause delays in our business or require us to enter into royalty or licensing arrangements. Defending such claims, entering into royalty or licensing agreements, or adverse determinations in proprietary rights litigation could have a material adverse effect on our business, results of operations, cash flow and financial condition.

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

Human Capital

At December 31, 2020, our employee base stood at approximately 316 employees worldwide. We have offices in Canada, Mexico and the United States, as well as representatives in the United Kingdom and Israel. None of our employees are represented by unions and we consider the relationships with our employees to be good. The composition of our employee base is as follows:

Number of employees
Sales and marketing	60
Product support and R&D	102
Engineers	94
Admin	60
Total number of employees	316

Backlog

Deferred revenue on our consolidated balance sheet, which relate to payments received but for which the related performance obligations have not yet been performed, was $4.6 million at December 31, 2020. These amounts primarily relate to payments received that were contractually due, in advance of providing the products or performing the services. The related performance obligations for such payments are expected to be performed, and the related revenue recognized, within 12 months of the reporting date.

Further, we allocate a contract’s transaction price to each distinct performance obligation and recognize the revenue when, or as, the performance obligations are satisfied. Total transaction price for remaining performance obligations as of December 31, 2020 related to non-cancelable contracts longer than 12 months in duration that are expected to be recognized over future periods was approximately $27.2 million, of which 62% is expected to be recognized as revenue within one year of the reporting date.

Seasonality

Our hardware revenue tends to be seasonal with higher revenues occurring in the fourth quarter of each year.

Available Information

Our common stock and warrants are registered under the Securities Exchange Act of 1934 (the “Exchange Act”) and we have reporting obligations, including the requirement to file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report will contain financial statements that are audited and reported on by our independent registered public accountants. These filings are available to the public via the Internet at the SEC’s website located at http://www.sec.gov. You may also read and copy any document that we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

American Virtual Cloud Technologies, Inc.

1720 Peachtree Street

Suite 629

Atlanta, GA 30309

Tel: (404) 239-2863

We are an emerging growth company (“EGC”) as defined in the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”) and will remain an EGC for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion or our total annual revenues exceed $1.07 billion or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an EGC as of the following fiscal year. As an EGC, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our common stock. If any of the following events occur, our business, financial condition and operating results may be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

General economic weakness may harm the Company’s operating results and financial condition.

The Company’s results of operations are largely dependent upon the state of the economy. Global economic weakness and uncertainty may result in decreased sales, gross margin, earnings and/or growth rates. In addition, material changes in trade agreements between the U.S. and other countries may, for example, negatively affect the Company’s ability to purchase products, its ability to import or export products, and could negatively affect pricing and product availability. Adverse economic conditions could negatively affect demand for the Company’s products and services and could impair the ability of customers to pay for such products and services.

The Company’s business could be adversely affected by the COVID-19 outbreak.

Commencing in December 2019, the COVID-19 outbreak began spreading throughout the world, including the first outbreak in the US in February 2020. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has disrupted and continues to significantly disrupt local, regional, and global economies and businesses, and is disrupting supply chains and affecting production and sales across a range of industries.

In response to the COVID-19 outbreak, the US governments and governments in many countries have taken preventative or protective actions, such as imposing restrictions on travel and business operations. Temporary closures of businesses have been ordered and numerous other businesses have temporarily closed voluntarily. These actions may continue to expand in scope, type and impact, and such measures, while intended to protect human life, are expected to have significant adverse impacts on domestic and foreign economies. It is likely that the current outbreak or continued spread of COVID-19 will cause an economic slowdown, which may result in a global recession. The effectiveness of economic stabilization efforts being taken to mitigate the effects of the COVID-19 outbreak is currently uncertain.

A public health pandemic, including COVID-19, poses the risk that the Company, its affiliates, employees, suppliers, customers and others may be prevented from conducting business activities for an indefinite period of time, due to shutdowns, travel restrictions and other actions that may be requested or mandated by governmental authorities. Such actions may prevent the Company from accessing the facilities of its customers, thereby affecting its ability to deliver products and provide services. In addition, the Company’s customers may choose to delay or abandon projects.

The Company has modified its business practices (including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences), and may take further actions as may be required by governmental authorities or that the Company determines to be in the best interests of its employees, customers, partners, and suppliers.

If such conditions continue for a significant period of time, the Company’s liquidity could be negatively impacted and it may be required to pursue additional sources of financing to obtain working capital, maintain appropriate inventory levels and meet its financial obligations. The Company’s ability to obtain any required financing is not guaranteed and is largely dependent upon evolving market conditions and other factors. The Company cannot assure you that it would be able to take any of these actions on terms that are favorable or at all, or that these actions would be successful in permitting the Company to meet its scheduled debt service obligations or satisfy its capital requirements, or that these actions would be permitted under the terms of its existing or future debt agreements, including the Company’s Comerica Credit Agreement (the “Credit Agreement”).

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

Contracts between the Company and its customers for the provision of products and/or services are generally in the form of non-exclusive agreements that do not contain volume purchase commitments, and are terminable by either party upon 30 days’ notice. The loss of one or more of the Company’s largest customers, the failure of such customers to pay amounts due, or a material reduction in sales dollars by such customers could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Changes in the IT industry, customers’ usage, IT procurement, and/or rapid changes in product standards may result in reduced demand for the IT hardware, software solutions and services that the Company sells.

The Company’s results of operations are influenced by a variety of factors, including the condition of the IT industry, shifts in demand for, or availability of IT hardware, software, peripherals and services. In addition, the Company’s results of operations may be influenced by industry introductions of new products, upgrades, changes in the methods of distribution, and changes in the nature of IT consumption and procurement. Further, the industry is characterized by rapid technological change and frequent introduction of new products, product enhancements and new distribution methods or channels, each of which can decrease demand for current products or render them obsolete. In addition, the proliferation of cloud technology, infrastructure as a service (IaaS), software as a service (SaaS), platform as a service (PaaS), software defined networking, or other emerging technologies could reduce the demand for products and services that the Company sells. Introduction of certain cloud offerings could influence the Company’s customers to move workloads to other cloud providers, which may reduce the procurement of products and services from the Company. With the significant investment in personnel, any of these shifts or changes could adversely impact the Company’s financial position due to competition or changes in the industry or improper focus or selection of the products and services that the Company sells. Also, if the Company fails to react in a timely manner to such changes, its results of operations could be adversely affected.

A substantial or an extended decline in oil and gas prices could result in lower expenditures by the Company’s customers in the oil and gas industry, which could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Demand for the Company’s products and services depends, in part, on expenditures by its customers in the oil and natural gas industry. These expenditures are generally dependent on customers’ views of future oil and natural gas prices, which are sensitive to customers’ views of future economic growth. Declines, as well as anticipated declines, in oil and gas prices could result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to the Company. These effects could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for the Company’s products and services as well as downward pressure on the prices it charges. A significant downturn or sustained market uncertainty could result in a reduction in demand for the Company’s services and could adversely affect its financial condition, results of operations and cash flows.

The Company may fail to innovate or create new solutions which align with changing market and customer demand.

As a provider of a comprehensive set of solutions, which involves the offering of bundled solutions consisting of direct IT sales, advanced professional and managed services, the Company expects to encounter some of the challenges, risks, difficulties, and uncertainties frequently encountered by companies providing bundled solutions in rapidly evolving markets. Some of these challenges include the Company’s ability to increase the total number of users of its services, its ability to adapt to meet changes in its markets as well as competitive developments. The Company’s personnel must continually stay current with vendor and marketplace technology advancements and continue to create solutions which can integrate evolving vendor products and services. Further, the Company may provide customized solutions and services that are solely reliant on its own marketing, design and fulfillment services, and the Company may lack the skills or personnel to execute. The Company’s failure to innovate and provide value to its customers may erode its competitive position and market share and may lead to a decrease in revenue and financial performance.

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

The Company’s solutions portfolio includes products from OEMs, software publishers and cloud providers. Further, the Company is authorized by these vendor partners to sell all or some of their products via direct marketing activities. The authorization from each vendor partner is subject to specific terms and conditions including sales channel restrictions, product return privileges, price protection policies, purchase discounts, vendor partner programs and funding, including purchase rebates, sales volume rebates, purchasing incentives and cooperative advertising reimbursements. However, the Company does not have long-term contracts with its vendor partners and many of these arrangements are terminable upon notice by either party. A reduction in vendor partner programs or funding or the Company’s failure to timely react to changes in vendor partner programs or funding could have an adverse effect on the Company’s business, results of operations or cash flows. In addition, a reduction in the amount or a change in the terms of credit granted to the Company by its vendor partners could increase the Company’s need for, and the cost of, working capital and could have an adverse effect on the Company’s business, results of operations or cash flows, particularly given the Company’s substantial indebtedness.

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

The Company purchases the products included in its solutions portfolio both directly from its vendor partners and from wholesale distributors. Although the Company purchases from a diverse vendor base, in the year ended December 31, 2020, products it purchased from one wholesale distributor represented about 60% of total purchases. In addition, sales of products manufactured by five of its vendor partners, whether purchased directly from these vendor partners or from a wholesale distributor, represented in the aggregate nearly 42% of the Company’s fiscal year 2020 consolidated net sales. The loss of, or a change in the business relationship with, any of these or any other key vendor partners, or the diminished availability of their products, including due to backlogs for their products, could reduce the supply and increase the cost of products that the Company sells and could negatively impact its competitive position.

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

In addition, much of our SaaS growth trajectory is based on the success and execution of our strategic alliance partners (IBM, Etisalat, AT&T) to successfully monetize their white labelling of the Kandy platform.

Breaches of data security and the failure to protect the Company’s IT systems from cybersecurity threats could adversely impact its business.

The Company’s business involves the storage and transmission of proprietary information and sensitive or confidential data, including personal information of its employees, customers and others. In addition, the Company operates data centers for its customers that host their technology infrastructure and may store and transmit both business-critical data and confidential information. In connection with the services that the Company provides, some of its employees also have access to customers’ confidential data and other information. Though the Company has privacy and data security policies in place that are designed to prevent security breaches, as newer technologies evolve, and the Company’s portfolio grows and more confidential information is exchanged, the Company could be exposed to increased risk of breaches in security and other illegal or fraudulent acts, including cyberattacks. The evolving nature of such threats, in light of new and sophisticated methods used by criminals and cyberterrorists, including computer viruses, malware, phishing, misrepresentation, social engineering and forgery, are making it increasingly challenging to anticipate and adequately mitigate these risks.

The Company may not be able to hire and/or retain the personnel that it needs.

To increase market awareness and sales of the Company’s offerings, the Company may need to expand its marketing efforts and sales operations in the future. The Company’s products and services require a sophisticated sales effort and significant technical engineering talent. For example, its sales and engineering candidates must have highly technical hardware and software knowledge to create a customized solution for its customers’ business processes. Competition for qualified sales, marketing and engineering personnel fluctuates depending on market conditions, and the Company may not be able to hire or retain sufficient personnel to maintain and grow its business. Frequently, the Company’s competitors require their employees to agree to non-compete and non-solicitation agreements as part of their employment. This makes it more difficult for the Company to hire, and also may increase the costs of reviewing and managing non-compete restrictions. Additionally, in some cases, the Company’s relationship with a customer may be impacted by turnover in its sales or engineering team. For example, in the first quarter of fiscal year 2019, several sales representatives and managers voluntarily resigned their employment with the Company. These sales representatives and managers were the relationship managers to a number of the Company’s customers. The loss of these customers adversely affected the net sales of the Company for fiscal year 2019 and could have the same effect on subsequent periods if such lost sales are not offset by the Company’s new sales representatives and newly acquired customers.

The Company faces substantial competition from other companies.

The Company competes in all areas of its business against local, regional, national, and international firms, including other direct marketers; national and regional resellers; online marketplace competitors; and regional and national service providers. In addition, the Company faces competition from vendors, which may choose to market their products directly to end-users, rather than through channel partners such as the Company, and this could adversely affect the Company’s future sales. Many competitors compete principally on price and may have lower costs or charge lower prices than the Company does and, therefore, the Company’s gross margins may not be maintainable. Online market place competitors are continually improving their pricing and offerings to customers as well as making it easier to use their online marketplaces. Also, the Company’s competitors may offer better or different products and services than the Company does. In addition, the Company does not have guaranteed purchasing volume commitments from its customers and, therefore, its sales volume may be volatile.

The Company may not have designed or maintained its IT systems to support its business.

The Company depends heavily upon the accuracy and reliability of its information, telecommunication, cybersecurity and other systems including the operation of redundant systems if there are failures in its primary systems, which are used for customer management, sales, distribution, marketing, purchasing, inventory management, order processing, fulfillment, customer service and general accounting functions. The Company must continually maintain, secure and improve its systems. The protections that the Company has in place address a variety of threats to its IT systems, both internal and external, including human error. Inadequate security practices or design of the Company’s IT systems, or design of IT systems from third-parties which it utilizes, or failure by third-party service providers to provide adequate services could result in the disclosure of sensitive, personal or confidential information or could cause other business interruptions that could damage the Company’s reputation and disrupt its business. Inadequate design or interruption of the Company’s information systems, internet availability, telecommunications systems or power failures could have a material adverse effect on its business, its reputation, financial condition, cash flows, or results of operations.

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

If third-parties or the Company’s employees are able to maliciously penetrate its network security or otherwise misappropriate its customers’ information or employees’ personal information, or other information for which its customers may be responsible and for which the Company agrees to be responsible in connection with service contracts into which it may enter, or if the Company gives third-parties or its employees improper access to certain information, the Company could be subject to liability. This liability could include claims related to unauthorized access to devices on its network; unauthorized access to its customers’ networks, applications, data, devices, or software; and identity theft or other similar fraud-related claims. This liability could also include claims related to other misuses of or inappropriate access to personal information. Other liability could arise from claims alleging misrepresentation of the Company’s privacy and data security practices. Any such liability for misappropriation of information could decrease the Company’s profitability. In addition, federal and state agencies have been investigating various companies to determine whether they misused or inadequately secured information. The Company could incur additional expenses when new laws or regulations regarding the use of information are enacted, or if governmental agencies require the Company to substantially modify its privacy or security practices. The Company could fail to comply with applicable data privacy laws, the violation of which may result in audits, fines, penalties, litigation, or administrative enforcement actions with associated costs.

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

The Company’s operations are subject to numerous laws and regulations in a number of areas including, but not limited to, laws relating to labor and employment, immigration, advertising, e-commerce, tax, imports and exports, data privacy, competition, the environment, health, and safety. Compliance with these laws and regulations may be onerous and expensive, and may not be consistent across jurisdictions, thereby further increasing the cost of compliance, the cost of doing business, and the risk of noncompliance. Though the Company has designed policies and procedures to comply with applicable laws and regulations, there can be no certainty that employees, contractors, or agents will fully comply with such policies and procedures.

We may face risks associated with our growing international operations that could adversely affect the Company.

The Company’s operations outside the United States include a Canadian division that was acquired as part of the Kandy acquisition. The Company also has employees in Mexico as well as representatives in the United Kingdom and Israel. Approximately 25% of the Company’s employees are based outside of the US. In addition, the Company has plans to expand its geographic footprint both within and outside the US. Foreign operations are subject to risks that are inherent in operating within different legal, political and economic environments. Among the risks are changes in tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. Such operations may require significant management attention and financial resources to successfully grow. In addition, international operations are subject to other inherent risks, including:

●	greater reliance on local partners;
●	possible difficulties collecting accounts receivable and longer collection cycles;
●	difficulties and costs of staffing and managing international operations;
●	compliance with international trade, customs and export control regulations;
●	foreign government regulations limiting or prohibiting potential sales or increasing the cost of doing business in such markets, including adverse tax policies, tariffs, customs regulations, trade protection measures, export quotas and qualifications to transact business;
●	foreign currency controls, restrictions on repatriation of cash and changes in currency exchange rates;
●	a possible need to adapt and localize our products for specific countries;
●	our ability to effectively price our products in competitive international markets;
●	political, social and economic instability, including as a result of possible volatility of global financial markets, health pandemics or epidemics and/or acts of war or terrorism;
●	exchange rate fluctuations that could negatively impact our financial results; and risks associated with our use and reliance on research and development resources in global locations.

The departure of certain of the Company’s key executives or key members of its senior management team and/or failure to successfully implement a succession plan could adversely affect the Company’s business.

The departure of certain key executives or key members of the Company’s senior management team and/or failure to successfully implement a succession plan could disrupt the Company’s business and impair the execution of its business strategies. The Company’s executive officers are at the forefront of its strategic direction and focus, and therefore believes that its success depends in part upon its ability to retain the services of certain executive officers and senior members of its management team and also depends on its ability to successfully implement a succession plan. Therefore, the departure of any of such persons without replacement by qualified successors could adversely affect the Company’s ability to effectively manage its overall operations and successfully execute current or future business strategies and could cause instability within the Company’s workforce.

Changes in accounting standards, or the misapplication of current accounting standards, may adversely affect the Company’s future financial results.

The Company prepares its financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”). These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board (“PCAOB”), the SEC, the American Institute of Certified Public Accountants (“AICPA”) and various other bodies formed to interpret and create appropriate accounting policies. Periodic assessments required by current or new accounting standards may result in noncash charges and/or changes in presentation or disclosure. In addition, any change in accounting standards could influence the Company’s customers’ decision to purchase from the Company or finance transactions with the Company, which could have a significant adverse effect on the Company’s financial position or results of operations.

For example, a relatively new accounting standard requires the Company to determine if it is the principal or agent in transactions with its customers. In addition, the manner in which some of the Company’s products are bundled, and the voluminous number of products and services the Company sells can add to the level of complexity. Mischaracterization of these products and services could result in misapplication of revenue recognition policies. In addition, judgements and estimates are made in the application of GAAP, such as to determine the fair value of assets acquired, and liabilities assumed in business combinations, assessments of goodwill impairment, the estimating of the allowance for doubtful accounts and the determination of the cost of professional and managed services. If the Company is unable to accurately estimate such amounts, including the time-line for completion of contracts, the profitability of its contracts and its profits overall may be materially and adversely affected.

A natural disaster or other adverse occurrence at one of the Company’s facilities could damage its business.

The Company has one warehouse and a distribution facility in the U.S. If such facilities were to be seriously damaged by a natural disaster or other adverse occurrence, the Company could utilize another distribution center or third-party distributors to ship products to its customers. However, this may not be sufficient to avoid interruptions in the Company’s business and may not be enough to meet the needs of all of the Company’s customers and could cause increased operating costs. In addition, the Company operates two customer facing data centers which contain its Securities Operations Center and Network Operations Center. The Company also operates certain sales offices as well as leased facilities in Ottawa, North Carolina and Mexico, along with a number of rented spaces that are used as server lcoations, all of which may contain business-critical data and confidential customer information. A natural disaster or other adverse occurrence at any such locations could negatively impact its business, results of operations or cash flows.

The Company could be exposed to additional risks if it continues to make strategic investments or acquisitions or enter into alliances.

The Company may continue to pursue transactions, including strategic investments, acquisitions or alliances, in an effort to extend or complement its existing business. These types of transactions involve numerous business risks, including risks related to the suitability of transaction partners, negotiated terms, the diversion of management’s attention from other business concerns, new product or service offerings into areas in which the Company has limited experience, entries into new geographic markets, its ability to retain key coworkers, its ability to retain key business relationships and risks related to integrating acquired businesses. There can be no assurance that the intended benefits of the Company’s investments, acquisitions and alliances will be realized, or that those benefits will offset the numerous risks or unforeseen factors, any of which could adversely affect the Company’s business, results of operations or cash flows.

In addition, the Company’s financial results could be adversely affected by impairment charges if goodwill and/or intangible assets that are recorded at the acquisition date should later become impaired, which could occur if market and economic conditions deteriorate. At December 31, 2020, the carrying value of the Company’s goodwill and other intangible assets was $66.3 million and $40.6 million, respectively.

The Company faces risks of claims from third-parties for intellectual property infringement, including counterfeit products, that could harm its business.

The Company may be subject to claims if products that it resells is considered to infringe on the intellectual property rights of third-parties and/or are considered to be counterfeit products. Also, the vendors of certain products or services that the Company resells may not provide the Company with indemnification for infringement. However, the Company’s customers may seek indemnification from the Company, which could cause the Company to incur substantial costs in defending infringement claims against itself and its customers. In the event of such claims, the Company and its customers may be required to obtain one or more licenses from third-parties, and the Company may not be able to obtain such licenses at a reasonable cost, if at all. Defense of any lawsuit or failure to obtain any such required license could significantly increase the Company’s expenses and/or adversely affect its ability to offer one or more of its services.

Risks Related to Our Indebtedness

The Company has a substantial amount of indebtedness, some of which is scheduled to mature on June 30, 2021, which could have important consequences to its business.

The Company has a substantial amount of indebtedness. As of December 31, 2020, total debt related to notes payable, line of credit draws and capital leases was $17.6 million (including current portion and before deducting unamortized debt issuance costs) as well as a promissory note of $0.5 million. Maximum borrowings permitted under the line of credit was $16.5 million as of December 31, 2020 but will decrease to $13.0 million effective April 1, 2021, subject to a borrowing base and a liquidity condition. In addition, convertible debenture principal outstanding was $41.6 million (including related party amounts of $32.0 million). The Company’s substantial indebtedness could have important consequences, including the following:

●	making it more difficult for the Company to satisfy its obligations with respect to its indebtedness;
●	requiring the Company to dedicate a substantial portion of its cash flow from operations to debt service payments, which reduces the funds available for working capital, capital expenditures, acquisitions and other general corporate purposes;
●	requiring the Company to comply with restrictive covenants in the Credit Agreement, which limit the manner in which it conducts its business;

●	making it more difficult for the Company to obtain vendor financing from its vendor partners, including original equipment manufacturers and software publishers;
●	limiting the Company’s flexibility in planning for, or reacting to, changes in the industry in which it operates;
●	placing the Company at a competitive disadvantage compared to any of its less-leveraged competitors;
●	increasing the Company’s vulnerability to both general and industry-specific adverse economic conditions; and
●	limiting the Company’s ability to obtain additional debt or equity financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements and increasing its cost of borrowing.

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

The Company relies on its primary credit facility and normal accounts payable credit to fund its working capital.

The loss of the Company’s primary credit facility with Comerica Bank pursuant to a credit agreement could have a material adverse effect on its future results as it relies on this facility and its components for daily working capital along with normal accounts payable credit to fund its working capital. Availability on the line of credit is determined weekly, based on a weekly borrowing base computation that is primarily based on certain percentages of accounts receivable and inventory. There can be no assurance that the Company will continue to meet the borrowing base requirements of the credit agreement and failure to do so may limit availability of, or cause the Company to lose, such financing. There can be no assurance that such financing will continue to be available to the Company in the future on acceptable terms or at all.

The Company will be required to generate sufficient cash to service its indebtedness and, if not successful, may be forced to take other actions to satisfy its obligations under its indebtedness.

The Company’s ability to make scheduled payments on or to refinance its debt obligations depends on its financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond its control. The Company’s outstanding long-term debt will impose significant cash interest payment obligations on the Company and, accordingly, the Company may need to generate significant cash flow from operating activities to fund its debt service obligations. The Company cannot assure you that it will maintain a level of cash flow sufficient to pay the principal and interest on its indebtedness.

If the Company’s cash flows and capital resources are insufficient to fund its debt service obligations, the Company may be forced to reduce or delay capital expenditures, sell assets, seek additional debt or equity capital, restructure or refinance its indebtedness, or revise or delay its strategic plan. The Company cannot assure you that it would be able to take any of these actions on terms that are favorable, if at all, or that these actions would be successful in permitting it to meet its scheduled debt service obligations or to satisfy its capital requirements, or that these actions would be permitted under the terms of its existing or future debt agreements, including the Credit Agreement. In the absence of such operating results and resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. The Credit Agreement restricts the Company’s ability to dispose of assets and use the proceeds from the disposition. The Company may not be able to consummate those dispositions or to obtain the proceeds which it could realize from them and these proceeds may not be adequate to meet any debt service obligations then due.

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

Despite the Company’s indebtedness levels, the Company may incur substantially more debt, including secured debt. This could further increase the risks associated with its leverage.

The Company may incur substantial additional indebtedness in the future. The terms of the Credit Agreement do not fully prohibit it from doing so. To the extent that the Company incurs additional indebtedness, the risks associated with its substantial indebtedness described above, including its possible inability to service its debt, will increase. As of December 31, 2020, the Company had $6.5 million available for additional borrowing under the Credit Agreement, subject to a borrowing base and a liquidity condition.

Variable rate indebtedness subjects the Company to interest rate risk, which could cause its debt service obligations to increase significantly.

Certain of the Company’s borrowings, primarily borrowings under the Credit Agreement, are at variable rates of interest and expose the Company to interest rate risk. As of December 31, 2020, the Company had $13.1 million of variable rate debt outstanding. Even if the amount borrowed remained the same, the Company’s debt service obligations on variable rate indebtedness would increase if interest rates increase, thereby negatively impacting its results.

Risks Related to Our Securities and Recent Acquisitions

Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to trade in our securities and subject us to additional trading restrictions.

Our common stock and warrants are currently listed on the Nasdaq. There can be no assurance that we will continue to be able to meet Nasdaq’s listing standards with respect to our securities. If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock and warrants are currently listed on the Nasdaq, our common stock and warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

If the benefits of our Kandy acquisition do not meet the expectations of investors or securities analysts, the market price of our securities may decline.

If the benefits of our Kandy acquisition do not meet the expectations of investors or securities analysts, the market price of our securities may decline. Fluctuations in the price of our securities could contribute to the loss of all or part of your investment. Even though there is an active market for our securities, the trading price of our securities could be volatile and be subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on your investment in our securities and our securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of our securities may not recover and may experience a further decline.

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

Broad market and industry factors may materially harm the market price of our securities irrespective of our operating performance. The stock market in general, and the Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

As an emerging growth company and a smaller reporting company, the Company is exempt from certain public company reporting requirements for so long as the Company qualifies as an emerging growth company and/or a smaller reporting company.

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, the Company is eligible for and has taken advantage of certain reporting exemptions, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of its common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of its common stock in the IPO, which would be December 31, 2022. If the Company continues to expand its business through acquisitions and/or continues to grow revenues organically, we may cease to be an emerging growth company prior to December 31, 2022.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as such company is an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the same time that private companies adopt the new or revised standard.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. Investors may find our common stock less attractive because we rely on these exemptions, which may result in a less active trading market for our common stock and/or could result in our stock price being more volatile. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our management and their affiliates control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of December 31, 2020, our management and their affiliates beneficially owned approximately 86.0% of our issued shares of common stock, including 8,734,361 shares underlying penny warrants and 26,156,877 shares underlying convertible debentures. In addition, there were 10,512,500 shares underlying warrants issued to Pensare Sponsor Group, LLC (the “Sponsor”), which have an exercise price of $11.50. Accordingly, these individuals have considerable influence regarding the outcome of any transaction that requires stockholder approval. Furthermore, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered board,” only a minority of our board of directors will be considered for election in any given year. In addition, our management and their affiliates, because of their ownership position, will have considerable influence regarding the outcome of such elections.

We may not be able to timely and effectively implement controls and procedures required by Section 404 of the Sarbanes-Oxley Act that are applicable to us.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, we are required to provide attestation on internal controls, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. Management may not be able to effectively and timely implement the required controls and procedures that adequately respond to the regulatory compliance and reporting requirements of such statutes. If we are not able to implement the additional requirements of Section 404 in a timely manner or with adequate compliance, the Company may not be able to assess whether its internal control over financial reporting is effective, which may subject it to adverse regulatory consequences and could harm investor confidence and the market price of our common stock. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which our controls are documented, designed or operating.

In addition, our management and other personnel will need to continue to devote a substantial amount of time to compliance initiatives applicable to public companies, including compliance with Section 404 and the evaluation of the effectiveness of our internal control over financial reporting within the prescribed timeframe. In connection with the audit of Computex’s consolidated financial statements for the years ended December 31, 2019 and 2018, certain material weaknesses and significant deficiencies were identified in its internal control over financial reporting. The Company has begun the process of evaluating the adequacy of its accounting personnel staffing level and other matters related to internal control over financial reporting to remediate these deficiencies. The Company may discover additional deficiencies in existing systems and controls that it may not be able to remediate in an efficient or timely manner.

Provisions in our Charter and Bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay for our common stock and could entrench management.

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

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together, these provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

As of December 31, 2020, we had warrants to purchase 9,794,736 shares of common stock at the nominal exercise price of $0.01 (penny warrants), warrants to purchase 26,037,500 shares of common stock at an exercise price of $11.50, and debentures that were convertible into an aggregate of 29,461,374 shares of common stock. Our outstanding debentures are convertible, in whole or in part, at any time at the option of the holder thereof into that number of shares of common stock calculated by dividing the principal amount being converted, together with all accrued but unpaid interest thereon, by the applicable conversion price, and are subject to mandatory conversion under certain conditions, as described elsewhere in this Current Report on Form 10-K. To the extent any such warrants or debentures are exercised or converted, as applicable, additional shares of common stock will be issued, which will result in dilution to our stockholders and an increase in the number of shares of common stock eligible for resale in the public market. In addition, pursuant to the Incentive Plan, equity incentive awards representing an aggregate of up to 2,224,500 shares of our common stock were available for issuance as of December 31, 2020. All of our outstanding debentures and warrants are subject to agreements requiring us to register for resale the underlying shares of common stock. Sales of substantial numbers of such shares in the public market or the fact that the warrants or debentures may be exercised or converted, as applicable, could adversely affect the market price of our common stock or on our ability to obtain future financing.

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

Item 2. Properties

We currently maintain our principal executive offices at 1720 Peachtree Street, Suite 629, Atlanta, GA 30309, along with several additional offices, all of which are leased. The additional office locations include:

●	Computex Headquarters in Houston, Texas with approximately 18,450 square feet (through May 31, 2021);
●	North Texas/DFW headquarters in Westlake, Texas with approximately 2,575 square feet;
●	Security Operations Center and Network Operations Center in Houston, Texas with approximately 15,000 square feet;
●	Warehouse in Houston, Texas with approximately 5,175 square feet;
●	Sales and training offices in: (i) Odessa, Texas; (ii) St. Petersburg, Florida; and (iii) Minnetonka, Minnesota.
●	A lab and related facilities in Ottawa and North Carolina;
●	A facility in Mexico City; and
●	Approximately 10 co-located data centers that are used as server locations;

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our equity securities trade on the Nasdaq Capital Market. The common stock and warrants trade under the symbols “AVCT,” and “AVCTW,” respectively. Each whole warrant entitles the holder to purchase one share of common stock at a price of $11.50 per share, subject to adjustment as described in our registration statement. Only whole warrants are exercisable and only whole warrants trade. The warrants will expire on April 7, 2025.

Holders of Record

On March 23, 2021, there were approximately twelve holders of record of our common stock and four holders of record of our warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not anticipate declaring any dividends in the foreseeable future. The payment of cash dividends will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition and will be at the discretion of our board of directors. Currently, our board of directors plan to retain all earnings, if any, for use in our business operations. Further, our ability to declare dividends may be limited by restrictive covenants in the Credit Agreement.

Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,794,500	-	2,224,500
Equity compensation plans not approved by security holders	-	-	-
Total	5,794,500	-	2,224,500

Additional information is included in Note 13 in the Notes to our Consolidated Financial Statements.

Item 6. Selected Financial Data

We are a smaller reporting company and, therefore, we are not required to include, in this section, financial data that is already included in our consolidated financial statements which is included elsewhere in this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements (including the notes thereto) contained elsewhere in this report. Certain information contained in this discussion and analysis includes forward-looking statements that involve risk and uncertainties. You are therefore encouraged to read the section in this annual report on Form 10-K titled, “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS.”

Overview

We are a Delaware-incorporated entity with operating locations in Minnesota, Michigan, Florida, Texas, Ottawa, North Carolina and Mexico City.

On April 7, 2020, AVCT (formerly known as Pensare Acquisition Corp.), consummated the Computex Business Combination in which it acquired Computex, a private operating company that does business as Computex Technology Solutions. In connection with the Computex Business Combination, the Company changed its name to American Virtual Cloud Technologies, Inc. The purchase price consisted primarily of the issuance of 20,000 Units (consisting of (i) $1,000 in principal amount of the Company’s Series A convertible debentures (the “Debentures”) and (ii) a warrant to purchase 100 shares of Common Stock at an exercise price of $0.01 per whole share (the “Warrants”), assumed debt of $16.6 million and 8.2 million shares of common stock.

On December 1, 2020, we acquired Kandy from Ribbon, by acquiring certain assets, assuming certain liabilities and acquiring all of the outstanding interests of Kandy Communications LLC. The purchase price consisted of 43,778 Units substantially similar to the Units issued in the Computex Business Combination. In connection with the purchase of Kandy, the Company also sold 10,000 Units to SPAC Opportunity Partners, LLC and 1,000 Units to a director, both related parties, with plans to sell additional Units.

The consolidated financial statements of the Company include the accounts of AVCT and its wholly owned subsidiaries. The financial position, results of operations and cash flows described herein for the dates and periods prior to April 7, 2020 relate to the operations of Computex. The historical financial information of AVCT prior to the business combination (a special purpose acquisition company, or “SPAC”) has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a user of the financial statements.

We are a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions to our customers, through our extensive hardware, software, value-added service offerings and cloud subscription services. The breadth of our offerings enables us to offer our customers a complete technology solution.

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

Third party software and maintenance offerings include licensing, licensing management, software solutions and other services. We offer a full suite of value-added services, which typically are delivered as part of a complete technology solution, to help our customers meet their specific needs. Our solutions range from configuration services for computer devices to fully integrated solutions such as virtualization, collaboration, security, mobility, data center optimization and cloud computing. We also offer complementary services including installations, warranty services and certain managed services such as remote network and data center monitoring. We believe our software and service offerings are important growth areas for us.

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

Cloud subscription and software products include subscriptions to the Company’s cloud-based technology platform.

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

Key trends affecting our results of operations

The following are key trends that we believe can impact our results of operations:

●	The increasing need, by organizations, for third-party service providers, such as Computex Technology Solutions, to manage significant aspects of the IT environment
●	The increasing need, by organizations, to reduce the number of solutions providers they do business with to improve supply chain and internal efficiencies, enhance accountability, improve supplier management practices, and reduce costs
●	The lack of sufficient internal IT resources at mid-sized and large enterprises, and the scarcity of IT personnel in certain high-demand disciplines
●	Disruptive technologies that are creating complexity and challenges for customers and vendors
●	The increasing sophistication and incidences of IT security breaches and cyber-attacks
●	The IT decision-making shift by some companies, whereby IT decision-making is shifting from IT departments to line-of-business personnel, which is changing the customer engagement model and types of consultative services required to fulfill the needs of customers
●	The recognition that certain IT services provide the opportunity of funding via recurring payments over a period of time, rather than large upfront payments
●	The increasing use of multi-cloud strategies, whereby cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, provide the core foundation of modern IT
●	The explosive growth in remote workforce needs.

Growth Strategy

The acquisition of Kandy serves to complement the services provided by Computex by giving us the opportunity to provide a full suite of UCaaS, CPaaS, and CCaaS products to serve the rapidly growing cloud communications market. Customers today demand a highly reliable, secure, and scalable communications platform along with a world class customer experience. We offer end-to-end services spanning connectivity, managed IT solutions, managed services, and cloud communications, delivered by certified experts that provide exceptional white glove customer experiences to businesses, service providers, independent software vendors, and systems integrators. Our capabilities around adjacent technologies such as SD WAN (software-defined networking in a wide area network), SASE (secure access service edge) and cybersecurity, combined with our own software platform position us as a premier white label provider of choice for UCaaS, CPaaS and CCaaS solutions.

The acquisition of Kandy also enables us to provide carrier grade global cloud communications that address the needs of medium and large enterprises. As the velocity of public, hybrid, and private cloud communications continues, we believe we are in a position to focus on execution while competitors in our space need to concentrate on platform capabilities, global expansion and improved customer experience.  Our world class, globally-deployed, carrier grade, white-labeled proprietary communications platform gives us the ability to solve customer communication needs. Our IP platform, growth trajectory, global marquee customer and partner base, should accelerate our go to market plans and enable us to expand our award-winning portfolio.

We have developed a clear go-to-market strategy that leverages our teams’ prior experiences and that utilizes multiple avenues to attack the total addressable market. Our goal is to accelerate current enterprise momentum, cross-sell into the Computex enterprise customer base, ramp up channel partner and strategic alliance sales with additional headcount, ramp up white label partner sales with additional head count, access certain enterprise customer leads and continue to grow our IT managed services. By “enterprise,” we mean a corporation or customer having over 1,000 employees.

We also plan to continue to invest in research and development, whilst also aiming to grow our international business.

Our other growth strategies include a focus on the following areas:

●	Organic growth, by seeking to become our customers’ primary IT Solutions Provider
●	Investment in scalable managed services
●	The building of our geographic footprint
●	Operational efficiencies, through investment in internal technology infrastructure and software platforms.

Results of operations

To distinguish between the different bases of accounting due to the Computex Business Combination that occurred on April 7, 2020, the tables below separate the Company’s results using a black line presentation that separates: (1) the periods prior to the closing date of April 7, 2020 (“Predecessor”) and (2) the period that started on April 7, 2020 (“Successor”). We refer to the periods before April 7, 2020 as the “Predecessor” periods and refer to the periods that started on April 7, 2020 as the “Successor” periods.

As discussed more fully above, the historical financial information of AVCT prior to the Computex Business Combination (a SPAC) has not been reflected in the Predecessor financial statements as these historical amounts have been determined not to be useful information to a user of the financial statements. Accordingly, all activity reported for periods prior to April 7, 2020 (the Predecessor period) reflect only the operations of Computex. As a result, the financial results of the Successor and Predecessor entities, presented herein are expected to be largely consistent, excluding any impact of the Computex Business Combination.

For the reasons discussed above, management believes it remains useful to review the operating results for the year ended December 31, 2020 with the operating results for the year ended December 31, 2019 (Fiscal Year 2019 or FY 2019). Accordingly, in the discussion below, for purposes of a year over year comparison, the financial information for the period January 1, 2020 through April 6, 2020 is combined with the financial information for the period April 7, 2020 through December 31, 2020 and, together, is referred to as the “S/P combined 2020 Year.” Accordingly, in addition to presenting our results of operations in our consolidated financial statements in accordance with GAAP, the tables and certain discussions below present the non-GAAP combined results for the year ended December 31, 2020.

S/P Combined 2020 Year versus FY 2019 (in thousands)

	April 7, 2020	January 1, 2020
	through	through	S/P Combined
	December 31, 2020	April 6, 2020	2020 Year	FY 2019
	Successor	Predecessor	(non-GAAP)	Predecessor
Revenues:
Hardware	$38,334	$10,587	$48,921	$52,061
Third party software and maintenance	4,341	1,459	5,800	6,210
Managed and professional services	23,851	6,880	30,731	27,003
Cloud subscription and software	1,383	-	1,383	-
Other	668	111	779	442
Total revenues	68,577	19,037	87,614	85,716
Cost of revenue	47,326	12,426	59,752	61,309
Gross profit	21,251	6,611	27,862	24,407
Research and development	1,285	-	1,285	-
Selling, general and administrative	32,541	7,835	40,376	28,021
Loss from operations	(12,575)	(1,224)	(13,799)	(3,614)
Other (expense) income
Interest expense (1)	(9,316)	(384)	(9,700)	(1,260)
Other (expense) income	10	31	41	524
Total other expenses	(9,306)	(353)	(9,659)	(736)
Loss before income taxes	(21,881)	(1,577)	(23,458)	(4,350)
Provision for income taxes	(70)	(12)	(82)	(33)
Net loss	$(21,951)	$(1,589)	$(23,540)	$(4,383)

(1) Interest expense in the Successor period includes related party interest of $6,899

Net loss

Net loss for the S/P Combined 2020 Year was $23.5 million compared with $4.4 million for FY 2019. Discussed below are the revenue and expense factors that primarily contributed to the year over year net loss change.

Hardware revenue

Hardware revenue decreased 6.0%, from $52.1 million in FY 2019 to $48.9 million in the S/P Combined 2020 Year. Though our hardware revenue was down, the margin was up 390 basis points in the S/P Combined 2020 Year compared with FY 2019. We attribute the decrease in hardware revenue to reduced demand in the energy sector, related to COVID-19 and the negative impact of a sales force transition, partially offset by increased demand in the manufacturing, logistics and public sector, also related to COVID-19 as more customers transitioned to remote work. We attribute the increase in margin to actions by the Company, beginning in the third quarter of 2019, to deliver improved margins.

Third party software and maintenance revenue

Revenues from third party software and maintenance services, which are recorded net of direct expenses, decreased 6.6%, to $5.8 million in the S/P Combined 2020 Year from $6.2 million in FY 2019. Since this revenue is recorded net, the revenue is also the gross margin. We attribute the decrease to a shift in customers’ IT spend towards mobile computing equipment and other mobile computing services as a result of increased telecommuting arrangements in response to COVID-19.

Managed and professional services revenue

Managed and professional services revenues increased 13.8% to $30.7 million in the S/P Combined 2020 Year from $27.0 million in FY 2019. We attribute this increase primarily to more demand for infrastructure assessment, cyber security and managed service monitoring services due to COVID-19, as customers continue to invest in their IT environment to allow them to seamlessly work from home. Remote workers require highly available systems and around the clock services. The additional complexity of remote work setups and the additional cybersecurity needs for a distributed workforce resulted in the higher revenue trend. Managed and professional services related to Kandy, contributed $0.3 million to the increase.

The gross margin on managed and professional services at our Computex division (which represented 99% of our managed and professional services in the S/P Combined 2020 Year) also improved, increasing approximately 310 basis points compared with FY 2019. The increased margins were primarily due to actions taken by the Company to deliver higher margins and also as a result of increased utilization of personnel driven by the higher customer demand discussed previously.

Cloud subscription and software revenue

Cloud subscription and software revenues of $1.4 million were generated from the Company’s Kandy subsidiary, which the Company acquired on December 1, 2020.

Other revenue

Other revenue, which consists primarily of freight and reimbursables, including travel, meals and entertainment, increased 76.2% or $0.3 million. By its nature, this type of revenue fluctuates depending on the revenue of the other product lines.

Total revenue, cost of revenue and gross margin

Aggregate revenues for the five product lines together was $87.6 million in the S/P Combined 2020 Year, an increase of $1.9 million, or 2.2%, compared with $85.7 million in FY 2019. The increase is primarily due to revenues from the Kandy acquisition which contributed $1.7 million to the increase.

Aggregate gross profit was also up, increasing 14.2% (or $3.5 million) in the S/P Combined 2020 Year, to $27.9 million (including $0.4 million related to Kandy), compared to $24.4 million in Fiscal 2019. Gross margin was also up, increasing 330 basis points as the 2.2% increase in aggregate revenues was accompanied by a 2.5% decrease in aggregate cost of revenues.

Selling, general and administrative expenses

Selling, general and administrative expenses (including transaction costs) for the S/P Combined 2020 Year and Fiscal 2019 consisted of the components in the following table (in thousands):

			Change
	S/P Combined		Increase
	2020 Year	FY 2019	(decrease)
	(non-GAAP)	Predecessor
Salaries, benefits, subcontracting & personnel administration costs	$26,803	$21,076	$5,727
Building occupancy costs, utilities, office supplies & repairs and maintenance	2,070	2,104	(34)
Depreciation and amortization	3,082	2,258	824
Dues, subscriptions and memberships	895	825	70
Sales and marketing	558	-	558
Vendor marketing funds, net of vendor fees	(534)	(859)	325
Meals, entertainment & travel	479	1,288	(809)
Management fees	80	300	(220)
Professional fees	4,716	385	4,331
Insurance	1,326	217	1,109
Other	901	427	474
	$40,376	$28,021	$12,355

Selling, general and administrative expenses increased 44.1% in the S/P Combined 2020 Year compared with Fiscal 2019, primarily as a result of an increase in personnel-related costs, professional fees, insurance expenses and depreciation and amortization. Personnel-related expenses increased primarily as a result of the inclusion of AVCT corporate salaries in the Successor period, which were not included in the Predecessor period, an increase in commissions due to improved margins, and an increase in share-based compensation expenses related to awards issued in the Successor periods, partially offset by a reduction in salaries for employees of Computex, that was effected between April 1, 2020 and September 1, 2020. The increased insurance expenses are related to the Company’s expanded public company activities. Increased professional fees are also related to the Company’s expanded public company activities as well as to fees related to the acquisition of Kandy. The increase in depreciation and amortization was due to increased amortization expense related to intangible assets recognized as of the Computex Closing Date and the Kandy Closing Date. Meals, entertainment and travel decreased as a result of less travel and meetings with clients due to COVID-19 restrictions. To a lesser extent, the increase was also impacted by selling, general and administrative expenses related to the Kandy acquisition, which contributed $0.7 million to the increase (primarily sales and marketing).

Interest expense

Interest expense in the S/P Combined 2020 Year was up compared with Fiscal 2019, primarily as a result of interest on the Debentures which were issued in connection with the Computex Business Combination and in connection with the acquisition of Kandy. The Debentures bear interest at the rate of 10.00% per annum. Interest expense also includes amortization of the discount on the Debentures. The discount related to the Debentures that were issued in connection with the acquisition of Kandy include the impact of a beneficial conversion feature. See Note 10 for further discussion of the Debentures.

Benefit/provision for income taxes

For all periods presented, the provision for income taxes consists of provisions for state taxes, and reflect effective tax rates that differ from the federal statutory rate as a result of certain expenses being deductible for financial reporting purposes that are not deductible for tax purposes, the existence of research and development tax credits, operating loss carryforwards, and adjustments to previously recorded deferred tax assets and liabilities related to the enactment of the Tax Cuts and Jobs Act in 2017. For the Successor periods, the benefit for income taxes also reflects the impact of amortization of intangible assets recognized as of the Computex Closing Date and the Kandy Closing Date.

Liquidity and Capital Resources

Overview

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under its Credit Agreement. The Credit agreement is more fully discussed in Note 9. From time to time, the Company may also choose to access the debt and equity markets to fund acquisitions to diversity its capital sources. The Company’s current principal capital requirements are to fund working capital and make investments in line with its business strategy.

The Credit Agreement matures on June 30, 2021, and, as amended, provides for maximum borrowings of $16.5 million on the line of credit portion with a scheduled reduction of $3.5 million in availability under the line of credit as of April 1, 2021. As amended, the Credit Agreement provides for a minimum monthly liquidity (defined as unrestricted cash plus availability under the line of credit) of $3.0 million commencing January 31, 2021. As of December 31, 2020, amounts outstanding under the term loan and the line of credit with Comerica Bank were $5.7 million and $7.4 million, respectively.

In addition, at December 31, 2020, the Company had unrestricted and restricted cash of $9.9 million and $0.6 million, respectively, in its operating bank accounts, and had availability under its line of credit of $6.5 million. Total equity at December 31, 2020 was $52.5 million. However, as of December 31, 2020, the Company’s current liabilities exceeded its current assets by $18.4 million, primarily as a result of the classification of the components of the Credit Agreement as current.

On or before the maturity date of the Credit Agreement, the Company plans to seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender. In addition, the Company has, since December 31, 2020, raised additional capital and plans to raise an additional amount which it plans to use to fund expansion, capital expenditures and working capital for its current operations.

The Company believes that cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity and debt offerings will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. However, there is no assurance that future funding will be available if and when required or at terms acceptable to the Company. This projection is based on the Company’s current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

In April 2020, we received a PPP loan of $4.1 million. The PPP loan is administered by the SBA. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of such loans after eight weeks, if the loan is used for eligible purposes, including to fund payroll costs, mortgage interest, rent and/or utility costs, and meet certain other requirements, including, the maintenance of employment and compensation levels. We believe that we have used the entire PPP Loan for qualifying expenses and expect to qualify for full or partial forgiveness under the program. However, we can provide no assurance that we will obtain forgiveness for any portion.

See Note 9 for additional disclosures about the Company’s debt.

Successor cash flows

Operating activities

Net cash used in operating activities was $15.1 million for the period April 7, 2020 through December 31, 2020, which was the result of an increase in receivables, due to the acquisition of Computex, and lower current liabilities at December 31, 2020 compared with April 6, 2020, as a substantial portion of the current liabilities at April 6, 2020 was converted to common stock and Debentures (and therefore reflected as increases in cash provided by financing activities). Current liabilities of $2.6 million at April 6, 2020 were converted to Debentures and $1.5 million was converted to common stock.

Investing activities

Investing activities used net cash of $0.6 million in the period April 7, 2020 through December 31, 2020, and consisted of capital expenditures of $0.9 million, partially offset by $0.3 million of cash from the Computex acquisition.

Financing activities

Financing activities provided $24.4 million in the period April 7, 2020 through December 31, 2020, and was generated from the issuance of $23.1 million in Debentures, $4.1 million in new debt and $1.5 million from the issuance of common stock, partially offset by net debt repayments of $3.2 million, redemption of shares held in trust of $1.0 million and payment of deferred financing fees of $0.2 million.

Predecessor cash flows

Operating activities

Net cash used in operating activities was $1.6 million for the period January 1, 2020 through April 6, 2020 and primarily consisted of funding for inventory and changes in unearned revenue, partially offset by funds provided by accounts receivable.

Net cash provided by operating activities was $5.3 million for the year ended December 31, 2019 and primarily consisted of funds provided by accounts receivable, partially offset by a decreased funding related to accounts payable and accruals.

Investing activities

Investing activities used $0.1 million of cash for the period January 1, 2020 through April 6, 2020, which consisted of funding for capital expenditures.

Investing activities used $0.9 million for the year ended December 31, 2019, which primarily consisted of funding for capital expenditures.

Financing activities

Financing activities provided $2.0 million of cash for the period January 1, 2020 through April 6, 2020, consisting primarily of net funds from the line of credit of $3.0 million, partially offset by debt repayments of $1.0 million.

Financing activities used $4.6 million for the year ended December 31, 2019, consisting of debt repayments, including net repayments on the line of credit.

Capital expenditures

Capital expenditures were $0.9 million during the period April 7, 2020 through December 31, 2020, and primarily were related to the purchase of computer and other equipment. For fiscal year 2021, we estimate our capital expenditures to be approximately $6.2 million, a significant portion of which we expect to spend on cloud infrastructure with the remainder to be spent on equipment to be used in our after-sales service centers.

Off-Balance Sheet Arrangements

At December 31, 2020, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and had not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies, Judgements and Estimates

This discussion of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included elsewhere in this annual report. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could differ materially from those estimates. We believe the accounting policies that involve the most significant judgments and estimates used in the preparation of the consolidated financial statements include those relating to revenue recognition, accounting for income taxes, accounting for business combinations, the recognition and impairment evaluation relating to tangible and intangible assets, including goodwill, and accounting for share-based compensation. We discuss some of these policies below. The ones not discussed below are discussed in Note 3 of the consolidated financial statements. Additional discussions regarding the ones discussed below are also included in Note 3.

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

When an arrangement contains more than one performance obligation, the Company will allocate the transaction price to each performance obligation on a relative standalone selling price basis. The Company utilizes the observable price of goods and services when they are sold separately to similar customers in order to estimate standalone selling price.

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

Third party software

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

Third party maintenance

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

Managed and professional services

Professional services offered by the Company include assessments, project management, staging, configuration, customer training and integration. Managed services offerings range from monitoring and notification to a fully outsourced network management solution. In these arrangements, the Company satisfies the performance obligations and recognizes revenue over time.

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

Cloud subscription and software revenue

Revenue from subscriptions to Kandy’s cloud-based technology platform is recognized on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer until the end of the contractual period. Payments received in advance of subscription services are recorded as deferred revenue; revenue recognized for services rendered in advance of payments received are recorded as contract assets. Usage fees, when bundled, are billed in advance and recognized on a ratable basis over the contractual subscription term, which is usually the monthly contractual billing period. Non-bundled usage fees are recognized as actual usage occurs.

When services do not meet certain service levels of commitments, customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. Kandy historically has not experienced any significant incidents affecting the defined levels of reliability and performance as required by its subscription contracts. Therefore, the variable consideration has been insignificant and there are no reserves for such service credits as of December 31, 2020.

The Company also recognizes revenue for perpetual and term-based software licenses and has concluded that its software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. The software license revenue is typically recognized upon transfer of control or when the software is made available for download, as this is the point at which the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property.

Freight and sales tax

Freight billed to customers is included within sales on the consolidated statement of operations. The related freight charged to the Company is included within cost of revenue. Sales tax collected from customers is remitted to governmental authorities on a net basis.

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

Accounting for income taxes

Under the Financial Accounting Standard Board’s (“FASB”) Accounting Standard Codification (“ASC”) No. 740 (“ASC No. 740”), income tax expense is recorded for the amount of income tax payable or refundable for the current period and for the change in net deferred tax assets or liabilities resulting from events that are recorded for financial reporting purposes in a different reporting period than recorded in the tax return. We make significant assumptions, judgments, and estimates in the determination of our provision for income taxes and also our deferred tax assets and liabilities and any valuation allowances.

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

Share-based compensation

The Company accounts for share-based compensation in accordance with ASC 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense, based on estimated fair values, for share-based awards made to employees and directors. Based on the grant date fair value of the award, the Company recognizes compensation expense over the requisite service period or performance period on a straight-line basis, and accounts for forfeitures as they occur.

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

Recent Accounting Pronouncements Issued and Adopted

See Note 4 of the consolidated financial statements.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign exchange risk

Our business is primarily conducted within US markets and, hence we have no material exposure to currency fluctuations. International revenues in 2020 was 3.2% of total revenues.

Interest rate risk

Interest rate risks are inherent in the Credit Agreement, partially mitigated by an interest rate swap. See Note 9. Currently, management does not view this exposure as a significant risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-33 following Item 15, which comprise a portion of this Annual Report on Form 10-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls—Integrated Framework. Based on our management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Darrell J. Mays	56	Chairman of the Board
Lawrence E. Mock, Jr.	74	Vice Chairman
Xavier D. Williams	52	Chief Executive Officer and Director
Thomas H. King	66	Chief Financial Officer
Graham McGonigal	62	Chief Strategy Officer
Mark Downs	57	Director
U. Bertram Ellis, Jr.	66	Director
Carolyn Byrd	72	Director
Karl Krapek	71	Director
Dennis Lockhart	73	Director
Dr. Klaas Baks	47	Director
Kent Mathy	60	Director

Darrell Mays, Chairman of the Board, has served on our board of directors since July 2017 and was our Chief Executive Officer until September 30, 2020. He was the Founder and Chief Executive Officer of nsoro, a turnkey wireless installation services provider, from 2003 to 2008, which was acquired by MasTec in August 2008. Mr. Mays has served as an executive of MasTec since 2008, during which period the revenues and EBITDA of MasTec’s communications division, of which nsoro is a component, increased to approximately $2.3 billion and $245.0 million in 2016, respectively. Mr. Mays holds a Bachelor of Arts degree in Business from Georgia State University.

Lawrence E. Mock, Jr., Vice Chairman of the Board and a former director of Computex, is currently Managing Partner of Navigation Capital Partners, Inc. (“Navigation”), an Atlanta-based private equity firm which he founded in partnership with Goldman Sachs in 2006. Mr. Mock also serves as a director of Stratos Management Systems Holdings, LLC, a Delaware limited liability company (“Holdings”). From 1995 to 2006, he served as President and Chief Executive Officer of Mellon Ventures, Inc., which he founded in partnership with Mellon Financial Corporation, to make private equity and venture capital investments in operating companies. From 1983 to 1995, Mr. Mock was Chief Executive Officer of River Capital, Inc., a company he founded. He holds a Master of Science degree from Florida State University and a Bachelor of Arts degree from Harvard College.

Xavier Williams has served as our Chief Executive Officer since October 1, 2020. Prior to joining the Company, Mr. Williams served in a number of leadership roles at AT&T, where he worked for over 30 years across multiple disciplines including finance, strategy, sales, product management, global operations and human resources. Between July 2020 and September 2020, Mr. Williams was President of Public Sector and FirstNet. Between October 2019 and June 2020, he served as President of Government Solutions and National Business, as President of Global Public Sector and Wholesale Markets from October 2017 to September 2019, as President of Business Operations between March 2017 and September 2017, as President of National Business between November 2016 and March 2017, and as Executive Vice President of AT&T’s Global Customer Service business between January 2015 and October 2016. Mr. Williams received a BS in Business Administration from Edinboro University of Pennsylvania and an MBA from the University of Pittsburgh’s Katz School of Business.

Thomas H. King has served as our Chief Financial Officer and as a director of Computex since April 2020 and was the Chief Financial Officer of Tier One Holding Corp. and its subsidiaries from January 2017 to June 2019, after serving as its interim Chief Financial Officer between January 2016 and December 2017. Prior to January 2016, Mr. King served as Chief Financial Officer to numerous private equity sponsored companies primarily as an engagement partner with Tatum, a Randstad Company. Also, while at Tatum, he was Chief Financial Officer at Allied Systems Holdings, Inc. between August 2004 and September 2008 and served as Vice President-Finance at Rock-Tenn Company (currently known as WestRock Company) between November 2000 and July 2004. Mr. King was also an Assurance Manager at PricewaterhouseCoopers. Mr. King received a MS Industrial Administration degree from Carnegie-Mellon University and a BS in Business Administration from Pennsylvania State University.

Michael Dennis has served as our Chief Operating Officer since December 1, 2020. He is a veteran in the telecommunications and technology industries with twenty-five years of executive leadership and strategic execution leveraged across AT&T, Lucent Technologies, and Avaya. Over the course of his career, Mr. Dennis has held various executive leadership positions responsible for sales, sales operations, customer service, project management, manufacturing, outsourcing, professional services, infrastructure, and digital platform management. In his most recent position before joining the Company, from July 2010 to November 2020, Mr. Dennis served as the President and Chief Executive Officer of Big Green Group, a Cellular Telecommunication and Broadband Services provider.

Mr. Dennis is an entrepreneur with a proven track record for delivering extraordinary profits by leveraging executive relationships to drive sales growth and access to new opportunities and partnerships. He was the principal owner of General Sports Venue-Astro Turf, a certified minority business enterprise and national synthetic turf company with exclusive rights to the AstroTurf brand, which he sold in 2009. In 2002, he served as Partner and Chief Operating Officer for JNET Communications, a minority-owned firm serving the cable industry through installation and construction services. Mr. Dennis provided executive oversight for an $80M portfolio managing fiber and coax construction and infrastructure programs across the United States.

In his most recent position, before joining the Company, Mr. Dennis served as the President and Chief Executive Officer of Big Green Group (BGG), a Cellular Telecommunication and Broadband Services provider. He developed strategies to generate margins of twenty-five percent over the $8M revenue base, managing fiber deployment, installation, and maintenance for cellular towers. BGG’s clients included Ericsson, Sprint, T-Mobile, AT&T, and Sirius/XM, and that company received MetLife’s small business of the year award in 2016.

Graham McGonigal, our Chief Strategy Officer, was previously our Chief Operating Officer through November 2020, and, since April 2020, has been a director of Computex. He has served as a technology consultant since March 2018. Prior to that, Mr. McGonigal served as Chief Network Officer at Vonage Holdings (NYSE: VG) from December 2015 to February 2018, and as Senior Vice President of Network Operations at Vonage from February 2012 to December 2015. Mr. McGonigal has more than 30 years of technical experience and has held senior leadership roles within AT&T (NYSE: T), Cingular Wireless and Bellsouth. From September 2007 to January 2012, Mr. McGonigal was the Chief Operating Officer at MasTec Network Solutions, a division of MasTec Inc. (NYSE: MTZ). At AT&T Mobility, Mr. McGonigal led the national data and service delivery networks and created highly competitive wireless data networks. Mr. McGonigal holds a Bachelor of Science degree in Chemistry from Mercer University.

Mark Downs has served on our board of directors since April 2020 and is the founder of Navigation, a private equity firm where he has served as a partner since January 2007. Mr. Downs has in excess of 20 years of experience serving on for profit boards of directors as a control investor. Mr. Downs served as a director of Computex, Inc. from January 2017 to April 2020; a director of Stratos from January 2017 to April 2020; a director of Holdings from January 2017 to April 2020; a director of Michon, Inc. (d/b/a Definition6) from July 2015 to the present; a director of Brown Integrated Logistics, Inc. from January 2017 to the present; a director of Brightwell Payments, Inc. from May 2015 to Present; and a director of Five Star Food Service, Inc. from October 2016 to March 2019. Mr. Downs holds a Bachelor’s degree in Economics from the University of Pittsburgh and a Master’s of Management degree from Northwestern University.

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

Carolyn Byrd has served on our board of directors as an independent director since March 2021. Ms. Byrd, age 72, formed GlobalTech Financial, LLC (“GlobalTech”), a private company specializing in business process outsourcing and financial consulting in 2000 and has since served as its Chairman and Chief Executive Officer. Prior to forming GlobalTech, Ms. Byrd had a long career with The Coca-Cola Company, where she was ultimately appointed Vice President, Chief of Internal Audits and Director of the Corporate Auditing Department. She served as a Senior Account Officer at Citibank, N.A. prior to joining Coca Cola. Ms. Byrd has served on the board of directors of Regions Financial Corporation (NYSE: RF) since 2010. She holds a Bachelor’s Degree in Economics and Business Administration from Fisk university and a Master’s Degree in Finance and Business Administration from the University of Chicago Graduate School of Business.

Karl Krapek has served on our board of directors as an independent director since July 2017. He has served as the Lead Director at Prudential Financial, Inc. since 2014, and a Director since 2004, and also as Director of Northrop Grumman Corporation since 2008. From 2002 to 2009, he was the President and Chief Operations Officer of United Technologies Corporation, or UTC, which has a market capitalization of approximately $90 billion. Mr. Krapek has served as an Executive Vice President of UTC since 1997 and as a Director of UTC from 1997 to 2007. Mr. Krapek holds a Master of Science from Purdue University and Bachelor of Science from Kettering University.

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

Kent Mathy has served on our board of directors as an independent director since July 2020. He currently serves on the Board of Directors of Everbridge Inc. (Nasdaq:EVBG) and JourneyCare Hospice and formerly served as the President and CEO of Sequential Technology International, a business process outsourcer serving large enterprises. Mr. Mathy retired in 2016 as AT&T Inc.’s (NYSE:T) President of the Southeast Region. Previously, Mr. Mathy served as President of AT&T’s North Central Region. Prior to that, he was President-Business Markets Group at Cingular Wireless. Mr. Mathy joined AT&T Wireless Services in 2003 as Executive Vice President, leading the Enterprise Solutions Group. Earlier in his career, Mr. Mathy served as Chairman and CEO of Celox Networks, a telecommunications network equipment company. Before joining Celox Networks, he was with AT&T (prior to its merger with SBC Communications Inc.) for more than 18 years holding numerous management positions across the United States.

Mr. Mathy has also served on the Board of Directors of Ribbon Communications (Nasdaq:RBBN) and Rogers Wireless, a subsidiary of Rogers Communications, Inc. (NYSE:RCI). Mr. Mathy holds a Bachelor of Business Administration Degree from the University of Wisconsin-Oshkosh.

Designated Directors

Pursuant to the Computex Business Combination agreement, until the date on which Holdings or Navigation ceases to beneficially hold an aggregate of 10% of (i) the shares of our common stock issued to Holdings as partial consideration for the Computex Business Combination and (ii) the shares of our common stock underlying the PIPE Warrants and the PIPE Debentures issued to Holdings at the Computex Closing (collectively, the “Designation Shares” and such period, the “Nomination Period”), Holdings (or if Holdings has been dissolved, Navigation) has the right to nominate up to three Holdings Designees for election to our board of directors, subject to adjustment as described below, and we are obligated to nominate each Holdings Designee for election as a director as part of the slate that is included in the proxy statement (or consent solicitation or similar document) relating to the election of directors and to support the election of each Holdings Designee.

As of the Computex Closing Date, Holdings’ initial Holdings Designees were Messrs. Downs and Mock. During the Nomination Period, if a Holdings Designee ceases to serve as a director for any reason, Holdings (or if Holdings has been dissolved, Navigation Capital Partners, Inc.) has the right to appoint another individual to fill such vacancy. During the Nomination Period, if Holdings or Navigation Capital Partners, Inc. ceases to beneficially hold at least 50% of the Designation Shares, for the remainder of the Nomination Period, the number of Holdings Designees will be reduced to two, and if Holdings or Navigation Capital Partners, Inc. ceases to beneficially hold at least 30% of the Designation Shares, for the remainder of the Nomination Period, the number of Holdings Designees will be reduced to one.

In addition, pursuant to an Investor Rights Agreement entered into on the Kandy Closing Date, so long as Ribbon holds an amount of shares of Common Stock equal to at least 25% of the total number of shares of Common Stock issuable upon conversion of Debentures issued to Ribbon at the Closing (or Debentures convertible in the aggregate into such amount) (the “Minimum Shares”), Ribbon will have the right to nominate one director to our board of directors. If Ribbon holds the Minimum Shares and does not exercise its right to nominate one director, Ribbon will have the right to designate a board observer.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Ellis, Krapek, Lockhart and Dr. Baks, will expire at the first annual meeting of stockholders. The term of office of the second class of directors, consisting of Ms. Byrd and Messrs. Mays and Mock, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Mr. Downs, and Mr. Mathy, will expire at the third annual meeting of stockholders following the effectiveness of the Charter.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would not interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Ellis, Krapek, Lockhart, Baks, Ms. Byrd and Mr. Mathy are “independent directors” as defined in the Nasdaq listing standards.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee.

Audit Committee

We have an audit committee comprised of Messrs. Lockhart, Baks and Ms. Byrd, each of whom is an independent director. Mr. Lockhart serves as the Chairman of the audit committee. Each member of the audit committee is financially literate, and our board of directors has determined that Mr. Lockhart qualifies as an “audit committee financial expert” as defined in applicable SEC rules because he meets the requirement for past employment experience in finance or accounting, requisite professional certification in accounting or comparable experience. The responsibilities of our audit committee, which are specified in our Audit Committee Charter, include:

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

Nominating Committee

Our nominating committee consists of Messrs. Lockhart and Krapek, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Compensation Committee

Our compensation committee consists of Messrs. Ellis, Baks and Krapek, each of whom is an independent director under Nasdaq’s listing standards. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving the compensation of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	if required, producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended December 31, 2020, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that the following forms were not timely filed: a Form 4 reporting one transaction by Mr, Mathy, a Form 4 reporting one transaction by Mr. Lockhart, and a Form 3 for Mr. Williams.

Item 11. Executive Compensation

Summary compensation table

Prior to the consummation of the Computex Business Combination, none of our officers or directors received compensation for services rendered to us. The following table summarizes compensation paid to or earned by the Company’s named executive officers during the fiscal year ended December 31, 2020. The following provides, under the scaled reporting rules applicable to smaller reporting companies, an overview of our compensation policies and programs and identifies the elements of compensation for 2020, following the consummation of the Computex Business Combination, with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during 2020, (ii) our two most highly compensated executive officers other than the principal executive officer who were serving as executive officers at December 31, 2020 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2020. Our named executive officers for 2020 were Xavier Williams, our Chief Executive Officer since October 2020, Thomas King, our Chief Financial Officer, Graham McGonigal, who served as our Chief Operating Officer through November 2020 and has since served as our Chief Strategy Officer, and Darrell Mays, who served as our Chief Executive Officer until September 2020.

Name and principal position	Year		Salary ($)	Bonus ($)		Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan ($)	Non-qualified Deferred Compen- sation Earnings ($)	All other compen- sation ($)	Total ($)
Xavier Williams	2020		125,000	750,000	[2]	1,296,250	-	-	-	-	2,171,250
CEO October 2020 - present

Thomas King	2020		212,830	-		471,000	-	-	-	-	683,830
CFO April 2020 - present

Darrell Mays	2020		20,055	-		-	-	-	-	-	20,055
President and CEO
Feb 2017 – September 2020

Graham McGonigal	2020	[3,4]	346,465	25,000		785,000	-	-	-	-	1,156,465
Chief Strategy Officer

[1]	Represents the grant date fair value of 62.5% of the RSU awards for each named executive, as the fair values of the remaining 37.5% have not yet been determined due to the delayed determination of the performance targets.

[2]	Represents a one-time sign on bonus of $300,000 and the bonus for 2020 of $450,000, which was paid in 2021.

[3]	Compensation represents Mr. McGonigal’s total compensation for the period, including the period when he was COO, a position he held until November 30, 2020.

[4]	Excludes $56,221 (including travel) paid to Mr. McGonigal as a consultant during 2020.

Narrative Disclosure Regarding Summary Compensation Table

Compensation Philosophy

The Company’s executive compensation policies are designed to provide competitive levels of compensation meant to integrate salaries with the Company’s goals and objectives and the interests of shareholders, while rewarding performance and retaining qualified and experienced executives. The Compensation Committee of our board of directors is primarily responsible for implementing the Company’s philosophy with respect to executive compensation. There are three primary elements to our executive compensation programs: base salary, cash bonus and RSUs.

The compensation packages are based on the potential impact the executive may have on the Company, the executive’s skills and experience and comparisons with comparable companies.

The American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Plan”) provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other share-based awards. Stock options have a maximum term of ten years from the grant date. As of December 31, 2020, 5,794,500 shares had been authorized for issuance under the Plan, of which 2,224,500 shares remained available for issuance. The RSUs were issued to certain directors and employees and can only be settled in shares. RSUs awarded to directors are time-based. RSUs issued to nondirectors are 50% time-based and 50% performance-based. Twenty-five percent of the time-based awards vests on each grant date anniversary, while 25% of the performance-based awards vests on December 31st of each year, if the market condition (stock price target) is met. If the market condition attached to the performance-based awards is not met in any year, the eligibility is delayed until the market condition is met, except that the market condition must be met by December 31, 2023.

Employment Agreements

Xavier Williams

The Company entered into an employment agreement with Mr. Williams, our CEO, effective October 1, 2020 on an “at-will” basis. Mr. Williams’ initial base salary is $600,000 per year, subject to annual reviews and potential increases, at the discretion of the Board. Mr. Williams also received a one-time bonus of $300,000 that was paid within 30 days of his employment. Mr. Williams is also entitled to an annual bonus for each full fiscal year during his employment term, with a target bonus equal to 150% of his annual base salary, subject to the achievement of performance objectives to be established by the Board each year. For 2020, Mr. Williams is entitled to receive a minimum cash bonus equal to 75% of his annual base salary. Pursuant to the employment agreement, Mr. Williams received grants of equity awards under the “Plan” consisting of 500,000 RSUs which was also approved by the Board. Mr. Williams is also entitled to additional annual RSU awards if the Company’s stock price exceeds certain specified targets, as described in the employment agreement.

If Mr. Williams’s employment is terminated by the Company without “cause” (as such term is defined in the employment agreement), the Company will be obligated to pay to Mr. Williams, in addition to accrued but unpaid salary and benefits, (i) continued payment of base salary for one year, (ii) a pro-grated bonus (if applicable), and (iii) continued benefits, including health care and life insurance. The Company’s obligation to pay any of the foregoing severance obligations (other than salary and benefits accrued through the date of termination of employment) would be subject to Mr. Williams’ execution of a release of claims against the Company and Mr. Williams’ compliance with any surviving non-competition, non-solicitation, confidentiality and assignment of inventions obligations to the Company.

If, during the term of his employment agreement and within 12 months following a change in control of the Company, Mr. Williams’ employment under the employment agreement is terminated by the Company without cause, the Company will be obligated to pay Mr. Williams a lump sum severance benefit equal to one times his base salary plus one and one-half times his target bonus payout. In addition, any shares of restricted stock or other equity awards previously granted to Mr. Williams and scheduled to vest within 12 months of such termination would accelerate and be fully vested.

Thomas King

Effective April 7, 2020, the Company entered into an employment agreement with Thomas King, our CFO, on an “at-will” basis. Mr. King is entitled to receive a base salary of $420,000 per year. Mr. King will also be entitled to an annual bonus for each full fiscal year during his employment term, with a target bonus amount equal to 100% of his annual base salary, subject to the achievement of performance objectives to be established by the Company each year. In connection with his employment, Mr. King was also awarded 300,000 RSUs effective April 7, 2020.

Such employment agreement contains customary confidentiality provisions, which apply both during and for two years after its term, and customary non-competition and non-solicitation provisions, which apply during its term and for one year thereafter.

If Mr. King’s employment is terminated by the Company without “cause” (as defined), the Company will be obligated to pay to Mr. King, in addition to accrued but unpaid salary and benefits, (i) continued payment of base salary for one year and (ii) continued benefits, including health care and life insurance. The Company’s obligation to pay any of the foregoing severance obligations (other than salary and benefits accrued through the date of termination of employment) would be subject to Mr. King’s execution of a release of claims against the Company and Mr. King’s compliance with any surviving non-competition, non-solicitation, confidentiality and assignment of inventions obligations to the Company.

Michael Dennis

Effective December 1, 2020, Mr. Dennis, our COO, entered into an employment agreement with the Company, on an “at-will” basis. Mr. Dennis is entitled to receive a base salary of $420,000 per year. Mr. Dennis will also be entitled to an annual bonus for each full fiscal year during his employment term, with a target bonus amount equal to 100% of his annual base salary, subject to the achievement of performance objectives to be established by the Company each year. Pursuant to such employment agreement, Mr. Dennis is entitled to receive a grant of 300,000 RSUs under the Company’s 2020 Equity Incentive Plan, subject to approval of the Company’s board of directors.

Such employment agreement contains customary confidentiality provisions, which apply both during and for two years after its term, and customary non-competition and non-solicitation provisions, which apply during its term and for one year thereafter.

If such employment agreement is terminated by the Company without “cause” (as defined), the Company will be obligated to pay Mr. Dennis, in addition to accrued but unpaid salary and benefits, (i) continued payment of base salary for one year and (ii) continued benefits, including health care and life insurance. The Company’s obligation to pay any of the foregoing severance obligations (other than salary and benefits accrued through the date of termination of employment) would be subject to Mr. Dennis’s execution of a release of claims against the Company and Mr. Dennis’s compliance with any surviving non-competition, non-solicitation, confidentiality and assignment of inventions obligations to the Company. Such employment agreement contains customary confidentiality provisions, which apply both during and for two years after its term, and customary non-competition and non-solicitation provisions, which apply during such term and for one year thereafter.

Graham McGonigal

Mr. McGonigal, our Chief Strategy Officer since December 1, 2020, was our COO between July 24, 2019 and November 30, 2020, initially as a consultant and then as an employee effective April 7, 2020. Effective April 7, 2020, Mr. McGonigal entered into an employment agreement with the Company, on an “at-will” basis. Mr. McGonigal is entitled to receive a base salary of $500,000 per year and is entitled to an annual bonus for each full fiscal year during his employment term, with a target bonus amount equal to 100% of his annual base salary, subject to the achievement of performance objectives to be established by the Company each year. Mr. McGonigal also received a one-time bonus of $25,000 that was paid within 30 days of the effective date of his employment. Pursuant to such employment agreement, Mr. McGonigal received a grant of 500,000 RSUs under the Company’s 2020 Equity Incentive Plan, which was approved by the Company’s board of directors.

If such employment agreement is terminated by the Company without “cause” (as defined), the Company will be obligated to pay Mr. McGonigal, in addition to accrued but unpaid salary and benefits, (i) continued payment of base salary for one year and (ii) continued benefits, including health care and life insurance. The Company’s obligation to pay any of the foregoing severance obligations (other than salary and benefits accrued through the date of termination of employment) would be subject to Mr. McGonigal’s execution of a release of claims against the Company and Mr. McGonigal’s compliance with any surviving non-competition, non-solicitation, confidentiality and assignment of inventions obligations to the Company. Such employment agreement contains customary confidentiality provisions, which apply both during and for two years after its term, and customary non-competition and non-solicitation provisions, which apply during such term and for one year thereafter.

Other

Commencing on July 27, 2017, we initially paid our Sponsor an aggregate fee of up to $20,000 per month for providing us with office space and certain office and secretarial services. This arrangement is solely for our benefit and is not intended to provide our executive officers or directors compensation in lieu of a salary. The space was not used during the period April 7, 2020 through December 31, 2020 and therefore, by mutual agreement between the parties, no expenses were incurred, by the Company, during such period.

Our Sponsor, members of our management team or their respective affiliates may, from time to time, receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about RSUs held by the named executive officers (vesting schedules are discussed in the section above titled “Compensation Philosophy):”

Name	Award date	Shares underlying RSUs issued	Grant date fair value (1)	Unvested RSUs
Xavier Williams	10/1/2020	500,000	$1,296,250	437,500
Thomas King	4/7/2020	300,000	471,000	262,500
Graham McGonigal	4/7/2020	500,000	785,000	437,500

(1)	The grant date fair value excludes 37.5% of the awards which have not yet been valued as the performance targets have not yet been set.

Director Compensation

Directors who are employees of the Company do not receive additional compensation for their services as directors or as members of board committees. Non-employee directors are also not paid any fees in cash. Instead, non-employee directors receive RSUs on the effective dates of their appointments. Twenty five percent of such RSUs vest on the anniversary date of the respective award. The following summarizes the RSUs issued to non-employee directors during the year ended December 31, 2020, none of which had vested at December 31, 2020:

Name	Award date	Shares underlying RSUs issued	Grant date fair value	Unvested RSUs
Larry Mock	4/7/2020	350,000	$1,050,000	350,000
Darrell Mays	10/1/2020	350,000	1,519,000	350,000
Bert Ellis	4/7/2020	60,000	180,000	60,000
Karl Krapek	4/7/2020	60,000	180,000	60,000
Dennis Lockhart	4/7/2020	60,000	180,000	60,000
Klass Baks	4/7/2020	60,000	180,000	60,000
Mark Downs	4/7/2020	60,000	180,000	60,000
Suzanne Shank (director until March 1, 2021)	4/7/2020	60,000	180,000	60,000
Kent Mathy	8/1/2020	60,000	255,000	60,000

The table includes only directors appointed during 2020, and therefore excludes the 60,000 RSUs issued to Carolyn Byrd on or about March 1, 2021

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

U. Bertram Ellis, Jr.

Dr. Klaas Baks

Karl Krapek

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of our common stock as of March 19, 2021 by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;
●	each of our executive officers and directors; and
●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security or has the right to acquire securities within 60 days, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The calculation of percentage of beneficial ownership is based on 19,753,061 shares of common stock outstanding as of March 19, 2021:

Name	Number of Shares Beneficially Owned(1)		Percent of Common Stock
Directors and Executive Officers of the Company:
Pensare Sponsor Group, LLC	16,175,137	(2)	53.7%
Lawrence E. Mock, Jr.(5)	22,538,352	(6)(8)	66.5%
Darrell J. Mays	16,641,260	(2)(3)(4)	54.6%
Xavier Williams	-		-
Thomas H. King	-		-
Graham McGonigal	-		-
Mark Downs	-		*
U. Bertram Ellis, Jr.	514,319	(9)	2.5%
Suzanne Shank (resigned March 1, 2021)	27,000		*
Karl Krapek	27,000		*
Dennis Lockhart	27,015		*
Dr. Klaas Baks	27,000		*
Kent Mathy	60,000		*
Michael Dennis	-		*
All directors and executive officers as a group (13 individuals)	33,115,258		85.8%
Five Percent or More Holders and Certain Other Holders:
Ribbon Communications Inc.(7)	17,067,075		19.9%
Navigation Capital Partners II, L.P.(8)	15,986,591		58.0%
MasTec, Inc.(10)	4,870,565		21.2%
Linden Advisors LP(11)	993,511		5.0%
BlueCrest Capital Management Limited(12)	1,125,313		5.7%
Davidson Kempner Capital Management LP(13)	1,109,879		5.4%

*	Less than 1% of outstanding shares

(1)	Unless otherwise indicated, the business address of each of the persons and entities is 1720 Peachtree Street, Suite 629, Atlanta, GA 30309.

(2)	Represents shares of common stock held by Pensare Sponsor Group, LLC, of which Mr. Mays is the managing member. Includes 7,017,290 shares of common stock underlying warrants with an exercise price of $11.50 per share (“Private Placement Warrants”), 856,561 shares of common stock underlying warrants issued in April 2020 with an exercise price of $0.01 per share (“Penny Warrants”) and 2,482,786 shares of common stock underlying debentures issued in April 2020 with a conversion price of $3.45 per share (“April Debentures”), in the original principal amount of $8,565,610.

(3)	Includes 62,500 shares of common stock underlying Penny Warrants and 181,159 shares of common stock underlying April Debentures in the principal amount of $625,000 held directly by Mr. Mays.

(4)	Includes 25,000 shares of common stock underlying Penny Warrants and 72,464 shares of common stock underlying April Debentures in the principal amount of $250,000 held directly by Mr. Mays’ daughter.

(5)	Mr. Mock holds an economic interest in Pensare Sponsor Group, LLC and a pecuniary interest in the securities held by Pensare Sponsor Group, LLC. Mr. Mock disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(6)	According to the Amendment to Schedule 13D referred to in footnote (8) below, includes (i) 50,000 shares of common stock initially issuable to Nobadeer L.P. (“Nobadeer”) upon conversion of Penny Warrants and (ii) 144,928 shares of Common Stock initially issuable to Nobadeer upon conversion of April Debentures. Such securities are held directly by Nobadeer. Mr. Mock is the general partner of Nobadeer, and as a result, may be deemed to indirectly beneficially own the shares held by Nobadeer. Mr. Mock disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(7)	According to a Schedule 13D filed with the SEC on December 11, 2020, Ribbon Communications Inc. has sole voting and investment power over the shares. Pursuant to the terms of the Ribbon Debenture and the Ribbon Warrant, the Ribbon Conversion Shares, together with shares issued pursuant to Units sold to other investors on the Closing Date, will not exceed 19.9% of either (i) the total number of shares of common stock outstanding on the Closing Date or (ii) the total voting power of the Issuer’s securities outstanding at the Closing Date that are entitled to vote on a matter being voted on by holders of the common stock, unless and until the Company has obtained the requisite stockholder approval to permit the issuance of the Conversion Shares. The business address of Ribbon Communications Inc. is c/o Ribbon Communications Inc., 4 Technology Park Drive, Westford, Massachusetts 01886.

(8)	According to an Amendment to Schedule 13D filed with the SEC on January 26, 2021, on behalf of: (i) Navigation Capital Partners II, L.P., a Delaware limited partnership (“Navigation”), (ii) NCP General Partner II, LLC, a Delaware limited liability company, and the general partner of Navigation (“NCP GP”), (iii) Lawrence E. Mock, Jr., a manager of NCP GP, (iv) John S. Richardson, a manager of NCP GP, (v) Stratos Management Systems Holdings, LLC, a Delaware limited liability company (“Holdings”), of which Navigation Capital Partners, Inc. owns approximately 64.1% of the preferred units in Holdings, (vi) Navigation Capital Partners, Inc., a Delaware corporation, (vii) SPAC Opportunity Partners, LLC, a Delaware limited liability company (“SPAC Opps”), and (viii) SPAC Opportunity Partners Investment Sub, LLC, a Delaware limited liability company (“Investment Sub”). Includes (i) 8,189,490 shares of common stock held directly by Holdings, (ii) 2,000,000 shares of common stock issuable to Holdings upon conversion of Penny Warrants, (iii) 5,797,101 shares of common stock initially issuable to Holdings upon conversion of April Debentures, (iv) 630,571 shares of common stock issuable to SPAC Opportunity Partners, LLC upon conversion of Penny Warrants and (v) 1,827,712 shares of Common Stock initially issuable to SPAC Opps upon conversion of April Debentures. SPAC Opps is an entity controlled by Navigation Capital Partners, Inc. (“SPAC NCP”), and as a result, may be deemed to indirectly beneficially own the securities held by SPAC Opps. Mr. Mock is the sole shareholder of SPAC NCP, and as a result, may be deemed to indirectly beneficially own the shares held by SPAC Opps. Mr. Mock disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. Includes an additional (i) 1,000,000 shares of common stock issuable to Investment Sub upon conversion of PIPE Warrant and (ii) 2,898,550 shares of common stock initially issuable to Investment Sub upon conversion of PIPE Debentures. Until Stockholder Approval is received, the terms of the PIPE Debentures and PIPE Warrants limit the number of shares of common stock into which the PIPE Debentures and PIPE Warrants can be converted to no more than 19.9% of either the number of shares of common stock outstanding on December 1, 2020 or the total voting power of the Company’s securities outstanding on December 1, 2020 that are entitled to vote on a matter voted on by holders of common stock. Investment Sub is a direct wholly-owned subsidiary of SPAC Opps. As a result, each of SPAC Opps, SPAC NCP and Mr. Mock may be deemed to indirectly beneficially own the securities held by Investment Sub. Mr. Mock disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein. The business address of each of these stockholders is 2870 Peachtree Rd NW, Unit 509, Atlanta, GA 30305.

(9)	Includes 487,319 shares of common stock underlying units consisting of (i) Penny Warrants to purchase 25,000 shares of common stock, (ii) April Debentures in the original principal amount of $250,000, (iii) PIPE Warrants to purchase 100,000 shares of common stock and (iv) PIPE Debentures in the original principal amount of $1,000,000.

(10)	According to a Schedule 13D filed with the SEC on April 17, 2020, on behalf of MasTec, Inc. Includes 2,000,000 shares of common stock underlying Private Placement Warrants, 300,000 shares of common stock underlying Penny Warrants and 869,565 shares of common stock underlying April Debentures in the original principal amount of $3,000,000. The business address of this stockholder is 800 S Douglas Road, 12th Floor Coral Gables, FL 33134.

(11)	According to a Schedule 13G filed with the SEC on February 5, 2021, on behalf of Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”), Linden GP LLC, a Delaware limited liability company (“Linden GP”), Linden Advisors LP, a Delaware limited partnership (“Linden Advisors”), and Siu Min (Joe) Wong, relating to the shares of common stock and warrants held for the account of Linden Capital and one or more separately managed accounts (the “Managed Accounts”). Linden GP is the general partner of Linden Capital and, in such capacity, may be deemed to beneficially own the shares held by Linden Capital. Linden Advisors is the investment manager of Linden Capital and trading advisor or investment advisor for the Managed Accounts. Mr. Wong is the principal owner and controlling person of Linden Advisors and Linden GP. In such capacities, Linden Advisors and Mr. Wong may each be deemed to beneficially own the shares held by each of Linden Capital and the Managed Accounts. Each of Linden Advisors and Mr. Wong may be deemed the beneficial owner of 1,267,332 shares of common stock, consisting of 1,129,670 shares held by Linden Capital and 137,662 shares held by the Managed Accounts, of which 993,511 are attributable to warrants exercisable into shares of common stock. Each of Linden GP and Linden Capital may be deemed the beneficial owner of the 1,129,670 shares of common stock held by Linden Capital. The business address of Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

(12)	According to a Schedule 13G filed with the SEC on April 20, 2020, on behalf of BlueCrest Capital Management Limited (the “Investment Manager”), which serves as investment manager to Millais Limited, a Cayman Islands exempted company (the “Fund”); and Michael Platt, who serves as principal, director, and control person of the Investment Manager, with respect to the shares of common stock held for the account of the Fund. Millais USA LLC acts as sub-investment manager of the Fund, and reports to the Investment Manager. Each of the Investment Manager and Mr. Platt may be deemed the beneficial owner of 1,125,313 shares of common stock held for the account of the Fund. The business address of this stockholder is Ground Floor, Harbour Reach, La Rue de Carteret, St Helier, Jersey, Channel Islands JE2 4HR.

(13)	According to a Schedule 13G filed with the SEC on April 17, 2020, on behalf of: (i) Davidson Kempner Partners, a New York limited partnership (“DKP”). MHD Management Co., a New York limited partnership (“MHD”), is the general partner of DKP and MHD Management Co. GP, L.L.C., a Delaware limited liability company, is the general partner of MHD. DKCM is responsible for the voting and investment decisions of DKP; (ii) Davidson Kempner Institutional Partners, L.P., a Delaware limited partnership (“DKIP”). Davidson Kempner Advisers Inc., a New York corporation, is the general partner of DKIP. DKCM is responsible for the voting and investment decisions of DKIP; (iii) Davidson Kempner International, Ltd., a British Virgin Islands business company (“DKIL”). DKCM is the investment manager of DKIL and is responsible for the voting and investment decisions of DKIL; (iv) Davidson Kempner Capital Management LP, a Delaware limited partnership and a registered investment adviser with the SEC, acts as investment manager to each of DKP, DKIP and DKIL (“DKCM”) either directly or by virtue of a sub-advisory agreement with the investment manager of the relevant fund. DKCM GP LLC, a Delaware limited liability company, is the general partner of DKCM. The managing members of DKCM are Anthony A. Yoseloff, Eric P. Epstein, Avram Z. Friedman, Conor Bastable, Shulamit Leviant, Morgan P. Blackwell, Patrick W. Dennis, Gabriel T. Schwartz, Zachary Z. Altschuler, Joshua D. Morris and Suzanne K. Gibbons; and (v) Mr. Anthony A. Yoseloff through DKCM, is responsible for the voting and investment decisions relating to the securities held by DKP, DKIP and DKIL reported above. Includes 924,900 shares of common stock issuable upon exercise of warrants. The business address of this stockholder is c/o Davidson Kempner Capital Management LP, 520 Madison Avenue, 30th Floor, New York, New York 10022.

On the Kandy Closing Date, Ribbon entered into amended and restated voting agreements (the “A&R Voting Agreements”) with each of Pensare Sponsor Group, LLC and Stratos Management Systems Holdings, LLC, each of which is a greater than 5% stockholder of the Company, or a Significant Stockholder. The Significant Stockholders held in the aggregate approximately 70% of AVCT’s outstanding shares of Common Stock as of March 19, 2021. Pursuant to the A&R Voting Agreements, each Significant Stockholder has agreed, with respect to all of the voting securities of AVCT that such Significant Stockholder beneficially owns as of the date thereof or thereafter, to vote in favor of the Stockholder Approval. The A&R Voting Agreements will terminate upon the Company obtaining the Stockholder Approval.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following paragraph discusses related party transactions that occurred during 2020 and/or that are contemplated during 2021 (other than (i) compensation paid or awarded to the Company’s directors, director nominees and executive officers that is required to be discussed, or is exempt from discussion, in the other sections of this annual report on Form 10-K and (ii) equity and Debentures issued in connection with the Computex Business Combination and the Kandy Business Combination, as described elsewhere in this annual report on Form 10-K).

On April 3, 2020, AVCT and the PIPE Investors entered into the Securities Purchase Agreement, pursuant to which the PIPE Investors agreed to purchase, and we agreed to sell to the PIPE Investors, the PIPE Units, each PIPE Unit consisting of (i) $1,000 in principal amount of the PIPE Debentures and (ii) one PIPE Warrant to purchase 100 shares of common stock at an exercise price of $0.01 per whole share. Pursuant to the terms of the Securities Purchase Agreement, we issued to the PIPE Investors approximately 43,169 PIPE Units at the Closing and were allowed to issue up to approximately 56,831 additional PIPE Units in the aggregate in one or more subsequent closings through August 5, 2020. Certain of our officers and directors or their affiliates were issued PIPE Units as follows:

●	Holdings received 20,000 PIPE Units as partial consideration for the Business Combination pursuant to the terms of the Business Combination Agreement;
●	The daughter of Mr. Mays purchased 250 PIPE Units pursuant to the Securities Purchase Agreement;
●	Mr. Ellis purchased 250 PIPE Units pursuant to the Securities Purchase Agreement;
●	Nobadeer LP, an entity controlled by Mr. Mock, purchased 500 PIPE Units pursuant to the Securities Purchase Agreement; and
●	The Sponsor received 8,565.61 PIPE Units in exchange for the cancellation of indebtedness previously incurred by the Company to the Sponsor.

At the Computex Closing Date, we issued to the PIPE Investors the PIPE Debentures having an aggregate principal amount of approximately $43.2 million (including $3.0 million in aggregate principal amount issued as part of PIPE Units sold to MasTec, $20.0 million in aggregate principal amount issued as part of PIPE Units issued to Holdings pursuant to the terms of the Business Combination Agreement and approximately $8.6 million in aggregate principal amount issued to the Sponsor as part of PIPE Units issued in exchange for the cancellation of indebtedness previously incurred by the Company to the Sponsor). The PIPE Debentures bear interest at a rate of 10% per annum, payable quarterly on the last day of each calendar quarter in the form of additional PIPE Debentures, except upon maturity in which case accrued and unpaid interest is payable in cash. The entire principal amount of each PIPE Debenture, together with accrued and unpaid interest thereon, is due and payable on the earlier of (i) such date, commencing on or after October 7, 2022, as the holder thereof, at its sole option, upon not less than 30 days’ prior written notice to the Company, demands payment thereof and (ii) the occurrence of a Change in Control (as defined in the PIPE Debentures).

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

At the Computex Closing Date, we issued to PIPE Investors the PIPE Warrants to purchase an aggregate of up to 4,316,936 shares of our common stock (including PIPE Warrants to purchase up to 2,000,000 shares, 856,561 shares, and 300,000 shares of our common stock issued to Holdings, the Sponsor and MasTec, respectively, as part of the PIPE Units issued to them), at an exercise price of $0.01 per share. The PIPE Warrants are exercisable at any time through the fifth anniversary of the date of issuance. The number of shares issuable upon exercise of each PIPE Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like.

Computex was party to a Management Services Agreement, effective February 13, 2012, with Navigation Capital Partners, Inc. (“Management Services Agreement”), a private equity management company owned by Mr. Mock. Pursuant to the Management Services Agreement, Navigation Capital Partners, Inc. provided advisory and management services as requested by Computex. As compensation for such advisory and management services, Computex paid Navigation Capital Partners, Inc. an annual management fee equal to $300,000. The Management Services Agreement was terminated in connection with the consummation of the Computex Business Combination.

Accounts payable and accrued expenses include $1,031,272 of amounts due to Ribbon for reimbursable expenses incurred on the Company’s behalf, net of amounts they collected on the Company’s behalf, and $293,404 for professional services provided after the acquisition as part of an agreed upon transition services arrangement. The expense relating to such professional fees are reflected in cost of revenue ($126,002), research and development ($33,000) and selling and administrative expenses ($134,402).

Effective October 1, 2020, the Company and Navigation, an affiliate of a shareholder, entered into an agreement whereby Navigation provides capital markets advisory and business consulting services to the Company for a fee of $50,000 per month. Included in selling and administrative expenses for the period April 7, 2020 through December 31, 2020 and accounts payable and accrued liabilities as of December 31, 2020 is $150,000 related to such agreement.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Item 14. Principal Accountant Fees and Services.

The aggregate fees billed to our Company by UHY LLP for the years ended December 31, 2020 and 2019 were as follows:

Fees Billed by UHY LLP	Year Ended December 31, 2020	Year Ended December 31, 2019
Audit Fees(1)	$187,211	$61,500
Audit-Related Fees(2)	$36,388	$-
Tax Fees(3)	$5,125	$-
All Other Fees(4)	$-	$-
Total	$228,724	$61,500

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and for the reviews of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for the applicable quarters of the fiscal year.

(2)	Audit-Related Fees consist of all fees incurred related to various SEC filings, consents and proformas.

(3)	Tax Fees consist of fees incurred for tax compliance, planning and advisory services and due diligence in connection with planned acquisitions.

(4)	All Other Fees consist of products and services provided, other than the products and services described in the other rows of the foregoing table.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(2)	Business Combination Agreement, dated as of July 24, 2019, by and among Pensare Acquisition Corp., Tango Merger Sub Corp., Stratos Management Systems Holdings, LLC, and Stratos Management Systems, Inc.
2.2(3)	Amendment No. 1 to the Business Combination Agreement, dated as of December 20, 2019, by and among Pensare Acquisition Corp., Tango Merger Sub Corp., Stratos Management Systems Holdings, LLC, and Stratos Management Systems, Inc.
2.3(4)	Amendment No. 2 to the Business Combination Agreement, dated as of April 3, 2019, by and among Pensare Acquisition Corp., Tango Merger Sub Corp., Stratos Management Systems Holdings, LLC, and Stratos Management Systems, Inc.
2.4(7)	Purchase Agreement, dated August 5, 2020, by and among American Virtual Cloud Technologies, Inc., Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and Ribbon Communications International Limited.
2.5(11)	Amended and Restated Purchase Agreement, dated December 1, 2020, by and among American Virtual Cloud Technologies, Inc., Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and Ribbon Communications International Limited
3.1(5)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
3.3(4)	Second Amended and Restated Certificate of Incorporation.
4.1(1)	Warrant Agreement, dated as of July 27, 2017, between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
4.2(11)	Form of Debenture
4.3(11)	Form of Warrant
10.1(a)(1)	Letter Agreement, dated July 27, 2017, among Pensare Sponsor Group, LLC, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(b)(1)	Letter Agreement, dated July 27, 2017, among MasTec, Inc., Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(c)(1)	Letter Agreement, dated July 27, 2017, among Dr. Klaas Baks, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(d)(1)	Letter Agreement, dated July 27, 2017, among U. Bertram Ellis, Jr., Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(e)(1)	Letter Agreement, dated July 27, 2017, among John Foley, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(f)(1)	Letter Agreement, dated July 27, 2017, among Karl Krapek, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(g)(1)	Letter Agreement, dated July 27, 2017, among Dennis Lockhart, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(h)(1)	Letter Agreement, dated July 27, 2017, among Jose Mas, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(i)(1)	Letter Agreement, dated July 27, 2017, among Darrell J. Mays, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(j)(1)	Letter Agreement, dated July 27, 2017, among Lawrence E. Mock, Jr., Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(k)(1)	Letter Agreement, dated July 27, 2017, among Suzanne Shank, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(l)(1)	Letter Agreement, dated July 27, 2017, among Rayford Wilkins, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(m)(1)	Letter Agreement, dated July 27, 2017, among Dr. Robert Willis, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.2(1)	Investment Management Trust Agreement, dated July 27, 2017, between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.3(1)	Stock Escrow Agreement, dated July 27, 2017 by and among Pensare Acquisition Corp., Continental Stock Transfer & Trust Company, Pensare Sponsor Group, LLC and the other parties thereto.
10.4(1)	Registration Rights Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and the other parties thereto.
10.5(a) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and MasTec, Inc.
10.5(b) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Pensare Sponsor Group, LLC.
10.5(c) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.6(1)	Administrative Services Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Pensare Sponsor Group, LLC.
10.7(1)	Right Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.8(1)	Letter Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.9(1)	Form of Unit Purchase Option.

10.10(6)	Form of Indemnification Agreement for officers, directors and special advisors.
10.11(4)	Securities Purchase Agreement, dated as of April 3, 2020.
10.12(7)	Voting Agreement, dated August 5, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Pensare Sponsor Group, LLC.
10.13(7)	Voting Agreement, dated August 5, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Stratos Management Systems Holdings, LLC.
10.14(8)	Employment Agreement between the Company and Xavier Williams.
10.15(9)	Fifth Amendment to Credit Agreement, dated November 13, 2020.
10.16(10)	Services Agreement, dated as of March 4, 2021, between American Virtual Cloud Technologies, Inc., and Navigation Capital Partners, Inc.
10.17(11)	Employment Agreement between the Company and Michael Dennis.
10.18(11)	Employment Agreement between the Company and Thomas King.
10.19(11)	Form of Guaranty of Debentures
10.20(11)	Amended and Restated Voting Agreement, dated December 1, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Pensare Sponsor Group, LLC.
10.21(11)	Amended and Restated Voting Agreement, dated December 1, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Stratos Management Systems Holdings, LLC
10.22(11)	Investor Rights Agreement, dated December 1, 2020, by and among American Virtual Cloud Technologies, Inc., Ribbon Communications Inc., Pensare Sponsor Group, LLC and Stratos Management Systems Holdings, LLC
10.23(11)	Securities Purchase Agreement, dated December 1, 2020, by and between American Virtual Cloud Technologies, Inc. and SPAC Opportunity Partners Investment Sub LLC
10.24(11)	Amendment and Joinder to Registration Rights Agreement, dated December 1, 2020, by and among American Virtual Cloud Technologies, Inc. and the Holders Party thereto
10.25(11)	Sixth Amendment to Loan Documents, dated as of December 1, 2020
14(6)	Code of Ethics.
21.1*	List of subsidiaries.
23.1*	Consent of UHY, LLP.
99.1(6)	Audit Committee Charter.
99.2(6)	Compensation Committee Charter.
99.3(6)	Nominating Committee Charter.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema
101.CAL***	XBRL Taxonomy Calculation Linkbase
101.LAB***	XBRL Taxonomy Label Document
101.PRE***	XBRL Definition Linkbase Document
101.DEF***	XBRL Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 2, 2017.

(2)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 30, 2019.

(3)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 30, 2019.

(4)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 7, 2020.

(5)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 30, 2019.

(6)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on July 24, 2017.

(7)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 11, 2020.

(8)	Incorporated by reference to an exhibit to the Company’s Form current report on Form 8-K filed with the SEC on September 16, 2020.

(9)	Incorporated by reference to an exhibit to the Company’s Form 10-Q, filed with the SEC on November 16, 2020.

(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on March 5, 2021.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on December 7, 2020.

Item 16. Form 10-K Summary

Not applicable

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)
INDEX TO FINANCIAL STATEMENTS

Audited Financial statements

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheets as of December 31, 2020 (Successor) and December 31, 2019 (Predecessor)	F-3
Consolidated Statements of Operations for the Successor Period from April 7, 2020 to December 31, 2020, the Predecessor Period from January 1, 2020 to April 6, 2020 and the Year Ended December 31, 2019	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2019 (Predecessor), the Predecessor Period from January 1, 2020 to April 6, 2020, and the Successor Period from April 7, 2020 to December 31, 2020	F-5
Consolidated Statements of Cash Flows for the Successor Period from April 7, 2020 to December 31, 2020, the Predecessor Period from January 1, 2020 to April 6, 2020, and the Year Ended December 31, 2019.	F-6
Notes to Consolidated Financial Statements	F-7–F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
American Virtual Cloud Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated Successor balance sheet of American Virtual Cloud Technologies, Inc. (the “Company”) as of December 31, 2020, the Predecessor balance sheet as of December 31, 2019 and the related consolidated statements of operations, stockholders’ (deficit) equity and cash flows for the Successor period April 7, 2020 through December 31, 2020, and the Predecessor periods January 1, 2020 through April 6, 2020 and the year ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the Successor period April 7, 2020 through December 31, 2020, and the Predecessor periods January 1, 2020 through April 6, 2020 and the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Melville, New York

March 31, 2021

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, or as otherwise noted)

	December 31, 2020	December 31, 2019
	Successor	Predecessor

ASSETS
Current assets:
Cash	$9,944	$18
Restricted cash	561	-
Trade receivables, net of allowances of $111 and $138 at December 31, 2020 and December 31, 2019, respectively	22,837	16,092
Prepaid expenses	1,601	397
Inventory	1,057	350
Other current assets	-	224
Total current assets	36,000	17,081
Property and equipment, net	10,061	9,608
Other assets:
Goodwill	66,273	21,215
Other intangible assets, net	40,606	2,404
Other noncurrent assets	67	69
Total other assets	106,946	23,688
TOTAL ASSETS	$153,007	$50,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses (including related party amounts of $1,324 at December 31, 2020)	$32,705	$21,731
Deferred revenue	4,608	6,431
Line of credit	7,355	-
Current portion of notes payable and capital leases	9,232	2,506
Subordinated promissory note	500	-
Total current liabilities	54,400	30,668
Long-term liabilities
Line of credit	-	6,051
Notes payable and capital leases (net of current portion and deferred financing fees)	963	5,685
Convertible Debentures, net of discount - related party	31,969	-
Convertible Debentures, net of discount	9,675	-
Deferred tax liability	3,459	-
Other liabilities	69	180
Total long-term liabilities	46,135	11,916
Total liabilities	100,535	42,584

Commitments and contingent liabilities (see note 16)

Stockholders’ equity:

Successor:
Preferred stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 19,753,061 shares issued and outstanding as of December 31, 2020	2	-
Additional paid-in capital	90,835	-
Accumulated deficit	(38,365)	-

Predecessor:
Predecessor common stock, $0.001 par value; 1,000 shares authorized; 1,000 shares issued and outstanding as of December 31, 2019	-	-
Additional paid-in capital	-	18,717
Accumulated deficit	-	(10,924)
Total stockholders’ equity	52,472	7,793
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,007	$50,377

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, or as otherwise noted)

	April 7, 2020	January 1,	January 1, 2019
	through	2020	through
	December 31, 2020	through April 6, 2020	December 31, 2019
	Successor	Predecessor	Predecessor

Revenues:
Hardware	$38,334	$10,587	$52,061
Third party software and maintenance	4,341	1,459	6,210
Managed and professional services	23,851	6,880	27,003
Cloud subscription and software	1,383	-	-
Other	668	111	442
Total revenues	68,577	19,037	85,716

Cost of revenue	47,326	12,426	61,309

Gross profit	21,251	6,611	24,407

Research and development	1,285	-	-
Selling, general and administrative	32,541	7,835	28,021

Loss from operations	(12,575)	(1,224)	(3,614)

Other (expense) income
Interest expense - related party	(6,899)	-	-
Interest expense	(2,417)	(384)	(1,260)
Other (expense) income	10	31	524
Total other expenses	(9,306)	(353)	(736)

Net loss before income taxes	(21,881)	(1,577)	(4,350)

Provision for income taxes	(70)	(12)	(33)

Net loss	$(21,951)	$(1,589)	$(4,383)

Loss per share - basic and diluted	$(1.11)	$(1,587.30)	$(4,383.83)

Weighted average shares outstanding - basic and diluted	19,690,509	1,000	1,000

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data, or as otherwise noted)

	For the period January 1, 2019 through December 31, 2019
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Predecessor
Balance, January 1, 2019	1,000	$-	$18,717	$(6,640)	$12,077
Cumulative effect of accounting change (See Note 4)	-	-	-	99	99
Net loss	-	-	-	(4,383)	(4,383)
Balance, December 31, 2019	1,000	$-	$18,717	$(10,924)	$7,793

	For the period January 1, 2020 through April 6, 2020
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Predecessor
Balance, January 1, 2020	1,000	$-	$18,717	$(10,924)	$7,793
Net loss	-	-	-	(1,589)	(1,589)
Balance, April 6, 2020	1,000	$-	$18,717	$(12,513)	$6,204

	For the period April 7, 2020 through December 31, 2020
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Successor
Balance, April 7, 2020	7,932,977	$1	$7	$(15,410)	$(15,402)
Conversion of rights (previously issued in the IPO) into shares	3,105,000	-	-	-	-
Original issuance of shares in connection with the acquisition of Computex (as defined in Note 1)	8,189,490	1	24,567	-	24,568
Additional shares issued in connection with the acquisition of Computex (See Note 5)	117,231	-	557	-	557
Issuance of shares in exchange for services	500,000	-	1,500	-	1,500
Deferred underwriting fees relating to IPO	-	-	(3,000)	-	(3,000)
Debenture discount related to fair value of warrants and beneficial conversion feature	-	-	64,715	-	64,715
Redemption of shares held in trust	(91,637)	-	-	(1,004)	(1,004)
Share-based compensation	-	-	2,489	-	2,489
Net loss	-	-	-	(21,951)	(21,951)
Balance, December 31, 2020	19,753,061	$2	$90,835	$(38,365)	$52,472

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	April 7, 2020	January 1,	January 1, 2019
	through	2020	through
	December 31, 2020	through April 6, 2020	December 31, 2019
	Successor	Predecessor	Predecessor

Cash Flows from Operating Activities:
Net loss	$(21,951)	$(1,589)	$(4,383)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,780	933	3,884
Amortization of intangible assets	1,994	263	987
Amortization of convertible debenture discount	4,717	-	-
Interest on convertible debt paid-in-kind	3,695	-	-
Share-based compensation	2,489	-	-
Deferred income taxes	10	-	-
Amortization and write-off of deferred financing costs	104	128	46
Gain on sale of property and equipment	-	-	(68)
Changes in operating assets and liabilities:
Accounts receivable	(5,493)	2,296	25,236
Prepaid expenses	43	(1,074)	-
Inventory	377	(1,084)	124
Accounts payable and accrued expenses	(4,121)	745	(20,408)
Other current assets	-	217	459
Other current liabilities	-	2	-
Deferred revenue	327	(2,353)	(500)
Other liabilities	(74)	(76)	(107)
Net cash (used in) provided by operating activities	(15,103)	(1,592)	5,270
Cash Flows from Investing Activities:
Cash from the acquisition of Computex (See Note 5)	269	-	-
Proceeds from sale of property and equipment	-	-	125
Purchase of property and equipment	(909)	(146)	(1,009)
Net cash used in investing activities	(640)	(146)	(884)
Cash Flows from Financing Activities:
Net change in line of credit	(1,725)	3,029	(1,742)
Debt repayments (including capital lease obligations)	(1,461)	(1,040)	(2,886)
Proceeds from PPP Loan (See Note 9)	4,135	-	-
Issuance of convertible Debentures (See Note 10)	23,103	-	-
Issuance of common stock	1,500	-	-
Redemption of shares held in trust	(1,004)	-	-
Payment of deferred financing fees	(173)	-	-
Net cash provided by (used in) financing activities	24,375	1,989	(4,628)
Net change in cash and restricted cash	8,632	251	(242)
Cash and restricted cash, beginning of period	1,873	18	260
Cash and restricted cash, end of period	$10,505	$269	$18
Supplemental Disclosures about Cash Flow Information
Cash paid for interest	$677	$315	$1,214
Cash paid (refunds received) for income taxes	$10	$(4)	$39
Supplemental Schedule of Noncash Investing and Financing Activities
Noncash acquisition of Computex in exchange for common stock, convertible Debentures and assumed debt	$61,768	$-	$-
Noncash acquisition of Kandy in exchange for convertible Debentures	43,778	-	-
Fair value of warrants and beneficial conversion feature related to the issuance of convertible Debentures	64,715	-	-
Promissory note - related party, exchanged for convertible Debentures	8,566	-	-
Deferred underwriting fees settled via the issuance of common stock and the issuance of subordinated promissory note	3,000	-	-
Capital expenditures included in accounts payable and accrued expenses	42	125	114
Assets acquired by capital lease	-	-	300

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

1. Organization and Business Operations

Organization

American Virtual Cloud Technologies, Inc. (“AVCT,” the “Company,” “we,” “us,” “our” or “Successor”) was incorporated in Delaware on April 7, 2016.

On April 7, 2020 (the “Computex Closing Date”), AVCT (formerly known as Pensare Acquisition Corp.) consummated a business combination transaction (the “Computex Business Combination”) in which it acquired Stratos Management Systems, Inc. (“Computex”), a private operating company that does business as Computex Technology Solutions. The Computex Business Combination was consummated pursuant to the terms of an amended agreement originally entered into on July 25, 2019. In connection with the closing of the Computex Business Combination, the Company changed its name to American Virtual Cloud Technologies, Inc.

On December 1, 2020 (the “Kandy Closing Date”), the Company acquired the Kandy Communications business, (hereafter referred to as “Kandy”) from Ribbon Communications, Inc. and certain of its affiliates (“Ribbon”), by acquiring certain assets, assuming certain liabilities and acquiring all of the outstanding interests of Kandy Communications LLC.

For accounting purposes, both Computex and Kandy were considered the acquirees, and the Company was considered the acquirer. The acquisitions were accounted for using the acquisition method of accounting. See Notes 3 and 5 for additional information.

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

Kandy is a provider of cloud-based enterprise services. It deploys a carrier grade proprietary cloud communication platform that supports UCaaS, communications platform as a service (“CPaaS”) and contact center as a service (“CCaaS”) for mid-market and enterprise customers across a proprietary multi-tenant, highly scalable cloud platform. The Kandy platform also includes pre-built customer engagement tools, based on web real-time communication technology (“WebRTC technology”), known as Kandy Wrappers, and provides white-labeled services to a variety of customers including communications service providers and systems integrators. With Kandy, companies can quickly embed real-time communications capabilities into their existing applications and business processes.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

Covid-19

Commencing in December 2019, the novel strain of coronavirus (“COVID-19”) began spreading throughout the world, including the first outbreak in the US in February 2020. On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic and recommended containment and mitigation measures worldwide. COVID-19 has disrupted and continues to significantly disrupt local, regional, and global economies and businesses. The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, impact on the Company’s customers, employees and vendors, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company’s financial condition and/or results of operations is uncertain.

In response to COVID-19, the Company put into place certain restrictions, requirements and guidelines to protect the health of its employees and clients, including requiring that certain conditions be met before employees return to the Company’s offices. Also, to protect the health and safety of its employees, the Company’s daily execution has evolved into a largely virtual model. Between April 1, 2020 and September 1, 2020, salaries of Computex’s employees were reduced and there are efforts to reduce other operating expenses relative to revenue. The Company plans to continue to monitor the current environment and may take further actions that may be required by federal, state or local authorities or that it determines to be in the interests of its employees, customers, and partners.

2. Liquidity

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under its Credit Agreement. The Credit agreement is more fully discussed in Note 9. From time to time, the Company may also choose to access the debt and equity markets to fund acquisitions to diversity its capital sources. The Company’s current principal capital requirements are to fund working capital and make investments in line with its business strategy.

The Credit Agreement matures on June 30, 2021, and, as amended, provides for maximum borrowings of $16,500 on the line of credit portion with a scheduled reduction of $3,500 in availability under the line of credit as of April 1, 2021. As amended, the Credit Agreement provides for a minimum monthly liquidity (defined as unrestricted cash plus availability under the line of credit) of $3,000 commencing January 31, 2021. As of December 31, 2020, amounts outstanding under the term loan and the line of credit with Comerica Bank were $5,702 and $7,355, respectively.

In addition, at December 31, 2020, the Company had unrestricted and restricted cash of $9,944 and $561, respectively, in its operating bank accounts, and had availability under its line of credit of $6,453. Total equity at December 31, 2020 was $52,472. However, as of December 31, 2020, the Company’s current liabilities exceeded its current assets by $18,400, primarily as a result of the classification of the components of the Credit Agreement as current.

On or before the maturity date of the Credit Agreement, the Company plans to seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender. In addition, the Company has, since December 31, 2020, raised additional capital and plans to raise an additional amount which it plans to use to fund expansion, capital expenditures and working capital for its current operations.

The Company believes that cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity and debt offerings will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. However, there is no assurance that future funding will be available if and when required or at terms acceptable to the Company. This projection is based on the Company’s current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

3. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

In the Computex Business Combination, Computex was considered the predecessor, for accounting purposes and the successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired and liabilities assumed. In the accompanying consolidated financial statements, the Company clearly distinguishes between the entity that existed before the Computex Closing Date (“Predecessor”) and the entity that existed on and after such date (“Successor”). Because the Successor’s financial statements are presented on a different basis from the Predecessor’s financial statements, the two entities may not be comparable in certain respects. As a result, a black line is used to separate the Successor and the Predecessor columns or sections in certain tables included in the consolidated financial statements.

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

Determining fair values of certain assets acquired and liabilities assumed requires the exercise of judgment and often involves the use of significant estimates and assumptions. See Note 5 for a discussion of the fair value estimates utilized in the allocation of the Computex and Kandy purchase price.

Principles of consolidation

The accompanying Successor consolidated financial statements include the accounts of AVCT and its wholly owned subsidiaries. The Predecessor consolidated financial statements reflect only the accounts of Computex and its subsidiaries. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales (or revenues) and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that estimates made as of the date of the financial statements could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, revenue recognition, allowance for doubtful accounts, recognition and measurement of income tax assets, valuation of share-based compensation, and the valuation of net assets acquired.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

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

When an arrangement contains more than one performance obligation, the Company will allocate the transaction price to each performance obligation on a relative standalone selling price basis. The Company utilizes the observable price of goods and services when they are sold separately to similar customers in order to estimate standalone selling price.

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

Third party software

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

Third party maintenance

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

Managed and professional services

Professional services offered by the Company include assessments, project management, staging, configuration, customer training and integration. Managed services offerings range from monitoring and notification to a fully outsourced network management solution. In these arrangements, the Company satisfies the performance obligations and recognizes revenue over time.

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

Cloud subscription and software revenue

Revenue from subscriptions to the Company’s cloud-based technology platform is recognized on a ratable basis over the contractual subscription term beginning on the date that the platform is made available to the customer until the end of the contractual period. Payments received in advance of subscription services are recorded as deferred revenue; revenue recognized for services rendered in advance of payments received are recorded as contract assets. Usage fees, when bundled, are billed in advance and recognized on a ratable basis over the contractual subscription term, which is usually the monthly contractual billing period. Non-bundled usage fees are recognized as actual usage occurs.

When services do not meet certain service levels of commitments, customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. The Company historically has not experienced any significant incidents affecting the defined levels of reliability and performance as required by its subscription contracts. Therefore, the variable consideration has been insignificant and there are no reserves for such service credits as of December 31, 2020.

The Company also recognizes revenue for perpetual and term-based software licenses and has concluded that its software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. The software license revenue is typically recognized upon transfer of control or when the software is made available for download, as this is the point at which the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property.

Freight and sales tax

Freight billed to customers is included within sales on the consolidated statement of operations. The related freight charged to the Company is included within cost of revenue. Sales tax collected from customers is remitted to governmental authorities on a net basis.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

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

Cash, cash equivalents and restricted cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash consists of the balance of amounts placed in escrow in connection with the third amendment to the Credit Agreement (as defined in Note 9) to be applied to interest payments. In the event such amounts in escrow are insufficient to satisfy interest payments, such interest payments may be paid using other funds.

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

Inventories

Inventories, which consist of purchased components for resale, are valued at the lower of average cost (which approximates the first-in, first-out method) and net realizable value. The need for an inventory obsolescence reserve is based on an evaluation of slow-moving or obsolete inventory. No obsolescence reserve was deemed necessary at December 31, 2020 and December 31, 2019.

Business combinations

The Company accounts for business combinations in accordance with the Financial Accounting Standard Board’s (“FASB”) Accounting Standard Codification (“ASC”) 805, Business Combinations. Accordingly, identifiable tangible and intangible assets acquired and liabilities assumed are recorded at their estimated fair values, the excess of the purchase consideration over the fair values of net assets acquired is recorded as goodwill, and transaction costs are expensed as incurred.

Long-lived assets

Property and equipment are recorded at cost and presented net of accumulated depreciation. Major additions and betterments are capitalized while maintenance and repairs, which do not improve or extend the life of the respective assets, are expensed. Property and equipment are depreciated on the straight-line basis over their estimated useful lives.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

Definite-lived and indefinite-lived intangible assets arising from business combinations include customer relationships, trademarks, acquired technology and noncompete agreements. Definite-lived intangible assets are amortized over the estimated period during which the asset is expected to contribute directly or indirectly to future cash flows. Intangible assets that are considered to be indefinite-lived are not amortized.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates. As of December 31, 2020, the Company operated as a single operating segment and as a single reporting unit for the purpose of evaluating goodwill impairment.

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. If, based on the qualitative test, the Company determines that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, then a goodwill impairment test using quantitative assessments must be performed. If it is determined that it is “not likely” that the fair value of the reporting unit is less than its carrying value, then no further testing is required.

The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. If it is determined under the qualitative assessment that it is more likely than not that the fair value of a reporting unit is less than its carrying value, then the estimated fair value of the Company would be compared with its carrying value (including goodwill). If the fair value of the Company exceeds its carrying value, step two does not need to be performed. If the estimated fair value of the Company is less than its carrying value, an indication of goodwill impairment exists for the Company and it would need to perform step two of the impairment test. Under step two, an impairment loss would be recognized for any excess of the carrying amount of the Company’s goodwill over its fair value. Fair value of the Company under the two-step assessment is determined using a combination of both income and market-based approaches. No goodwill impairments were identified for the periods covered by this report.

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

Research and development

The Company incurs software development costs to enhance, improve, expand and/or upgrade certain proprietary software in an agile software environment with releases broken down into several iterations called sprints. Such software development costs, research and development costs, and any new product development costs, are expensed as incurred, and include personnel-related costs, depreciation related to engineering and test equipment, allocated costs of facilities and information technology, outside services and consultants, supplies, software tools and product certification.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

Income taxes

Income taxes are accounted for under the asset and liability method pursuant to ASC Topic 740, Income Taxes (ASC 740), whereby deferred tax assets and liabilities are recognized for the expected future consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carryforwards. A valuation allowance is recorded on gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. The Company reviews its deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in the Company’s assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period of change.

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

Net loss per common share

Pursuant to ASC Topic 260, Earnings Per Share, basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting periods, including vested but undelivered RSUs.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

Diluted net loss per share is based on the weighted average number of shares outstanding during the periods plus the effect, if any, of the potential exercise or conversion of securities, such as warrants and restricted stock units that would cause the issuance of additional shares of common stock. In computing the basic and diluted net loss per share applicable to common stockholders during the periods listed in the consolidated statements of operations, the weighted average number of shares are the same for both basic and diluted net loss per share due to the fact that when a net loss exists, dilutive shares are not included in the calculation as the impact is anti-dilutive. An anti-dilutive impact is an increase in earnings per share or a decrease in net loss per share that would result from the conversion, exercise, or issuance of certain contingent securities.

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. Cash held by the Company, in financial institutions, regularly exceeds the federally insured limit of $250. At December 31, 2020, cash balances held with a financial institution exceeded the federally insured limit. However, management does not believe this poses a significant credit risk.

No customer accounted for more than 10% of sales in each of the periods presented in the accompanying consolidated financial statements.

One customer accounted for 10% or more of accounts receivable at December 31, 2019 (accounting for $1,679). For accounts payable, one vendor accounted for at least 10% of accounts payable at December 31, 2020 (accounting for $13,602). During the Successor period, one of our vendors accounted for approximately 60% of purchases.

Deferred rent

The Company leases real estate which calls for escalating rent payments. In accordance with GAAP, the Company recognizes rent expense on a straight-line basis over the lease term. The differences between the cash payments called for under the lease arrangements and the rent expense recognized on a straight-line basis are recorded as deferred rent. The deferred rent will be reduced when the cash payments exceed the straight-line rent expense. Cumulative straight-line rent expense exceeded cash payments for rent by approximately $69 and $158 at December 31, 2020 and 2019, respectively.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

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

The carrying amounts of the Company’s financial instruments, which include trade receivables, deposits, accounts payable and accrued expenses and debt at floating interest rates, approximate their fair values, principally due to their short-term nature, maturities or nature of interest rates.

Foreign operations

The Company’s reporting currency is the U.S. dollar and the Company’s records are maintained in US dollars. Any amounts due or receivable from foreign entities are translated into U.S. dollars at the current exchange rate on the balance sheet date. Any revenues or expenses that are billed in foreign currency are converted at the average rates of exchange prevailing during each period. Realized and unrealized foreign currency exchange gains and losses arising from transactions denominated in currencies other than the U.S dollar are reflected in earnings.

Operations outside the United States include a Canadian division that was acquired as part of the Kandy acquisition. The Company also transacts certain business in other foreign countries. Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange.

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

Seasonality

Our hardware revenue tends to be seasonal with higher revenues occurring in the fourth quarter of each year.

Segment reporting

The Company operates as a single operating segment. The Chief Executive Officer, who is the chief operating decision maker, manages the Company as a single profit center in order to promote collaboration, provide comprehensive service offerings across the entire customer base, and provide incentives to employees based on the success of the organization as a whole. Although certain information regarding selected products or services is discussed for purposes of promoting an understanding of the Company’s business, the chief operating decision maker manages the Company and allocates resources at the consolidated level.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

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

In February 2016, the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (ASC 842), as amended by multiple updates, hereafter ASC 842. ASC 842 requires lessees to recognize, on the balance sheet, a lease liability and a lease asset for all leases, including operating leases with a lease term greater than 12 months and requires lessors to classify leases as either sales-type, direct financing or operating. ASC 842 also expands the required quantitative and qualitative disclosures surrounding leases. As long as the Company is an emerging growth company, the current effective date of adoption is fiscal year 2023, which is the required date of adoption for private companies. Early adoption is permitted. While the Company continues to assess the effects of adoption, it currently believes the most significant effects relate to the recognition, on the consolidated balance sheet, of right-of-use assets and lease liabilities related to operating leases.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), which simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences.  The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. It clarifies that single-member limited liability companies and similar disregarded entities that are not subject to income tax are not required to recognize an allocation of consolidated income tax expense in their separate financial statements, but they could elect to do so.

ASU No. 2019-12 is effective for calendar-year public business entities in 2021 and interim periods within that year. For all other calendar-year entities, it is effective for annual periods beginning in 2022 and interim periods in 2023. Early adoption is permitted. ASU No. 2019-12 may be more relevant to the Company in 2021 if there are tax law changes since ASU No. 2019-12 would allow companies to treat any such tax law change as an intraperiod item, rather than as a discrete item within the interim period.

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” (“ASU No. 2020-06”) which simplifies the accounting for some financial instruments with characteristics of liabilities and equity, including the Company’s convertible Debentures. ASU No. 2020-06 eliminates the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. In addition, with respect to convertible instruments, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share instead of the treasury stock method. The Company plans to early adopt ASU No. 2020-06 effective January 1, 2021 using the modified retrospective approach. Upon adoption, the following changes are expected:

●	the intrinsic value of the beneficial conversion feature recorded between April 7, 2020 and December 31, 2020 will be reversed as of the effective date of adoption, thereby resulting in an increase in the convertible Debentures with an offsetting adjustment to additional paid in capital.
●	interest expense recorded between April 7, 2020 and December 31, 2020 that is related to the amortization of the discount related to the beneficial conversion feature will be reversed against opening accumulated deficit.
●	interest expense on the current convertible Debentures is expected to decrease due to reduced amortization of debt discount related to the beneficial conversion feature.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of changes in equity, statements of operations and statements of cash flows.

Recently adopted accounting standards

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”). ASU No. 2016-13 requires the measurement and recognition of expected credit losses for financial assets that are held at amortized cost, including trade receivables. ASU No. 2016-13 replaces the previous incurred loss impairment model with an expected loss model which requires the use of forward-looking information to calculate credit loss estimates. ASU 2016-13 was effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted.

The Company adopted ASU No. 2016-13 effective January 1, 2020, using the modified retrospective method applied for all financial assets measured at amortized cost. In estimating the allowance for credit losses, the Company considered the age of the accounts receivable, and the historical creditworthiness of the customer, among other factors. If any of such factors change, the estimates made by us could also change, which could affect future allowances. We also considered the possibility of future expected credit losses due to potential changes to future risks and economic conditions and future risks relating to customer collections. The adoption of ASU No. 2016-13 did not significantly impact the consolidated financial statements.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480) and Derivatives and Hedging (Topic 815). The amendments in Part I of the Update change the reclassification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. The amendments in Part II of the update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the ASC, to a scope exception. The amendments in Part I of this update was effective for the Company on January 1, 2020 (the date it was effective for private companies). The amendments in Part II of the update did not require any transition guidance because those amendments did not have an accounting effect. The adoption did not have a material effect on the Company’s consolidated financial statements as of the date of adoption.

The Company adopted ASC 606, Revenue from Contracts with Customers (“Topic 606”) with an initial application date of January 1, 2019. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs – Contracts with Customers, (Subtopic 340) which requires the deferral of incremental costs of obtaining a contract with a customer.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

5. Acquisitions

Computex

On April 7, 2020, the Company consummated the Computex Business Combination that resulted in the acquisition of Computex. The acquisition qualified as a business combination under ASC 805. Accordingly, the Company recorded assets acquired and liabilities assumed at their acquisition-date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The goodwill, which is not deductible for tax purposes, results from factors such as an assembled workforce and management’s industry knowledge.

The following table represents the allocation of the preliminary purchase consideration among the assets acquired and liabilities assumed at their estimated acquisition-date fair values.

Consideration paid:
Convertible debentures with warrants that grant the right to acquire 2,000,000 shares of common stock at an exercise price of $0.01 per share	$20,000
Assumed debt	16,643
AVCT common stock (8,189,490 shares at $3.00 per share)	24,568
Working capital adjustment satisfied by the issuance of AVCT common stock (117,231 shares at $4.75 per share)	557
Total consideration paid	$61,768

Net assets acquired:
Current assets	$16,972
Customer relationships (estimated useful life - 10 years)	17,300
Trade names (estimated useful life - 10 years)	7,000
Furniture & equipment	6,435
Leasehold improvements	2,375
Other assets	88
Current liabilities	(26,965)
Deferred tax liability	(3,450)
Other liabilities	(116)
Total net assets acquired	$19,639
Goodwill	42,129
Total consideration paid	$61,768

Identifiable intangible assets acquired consist of customer relationships of $17,300 and trade names of $7,000. Both the customer relationships and the trade names were valued using a form of the income approach. The customer relationship was valued using the Multi-Period Excess Earnings Method (or MPEEM) and the method used for the trade names was the Relief from Royalty Method. With respect to the Computex acquisition, AVCT incurred transaction costs of $142 during the Successor period, which was net of a credit of $903 granted by a creditor whose account was settled by the issuance of $2,500 in Debentures, $1,500 in shares of common stock and cash of $100.

Since the results of operations prior to April 7, 2020 relate to the operations of Computex, excluded from the Predecessor statement of operations are investment income earned and transaction costs incurred by AVCT. Accordingly, excluded are the following:

	January 1, 2020	January 1, 2019
	through	through
	April 6, 2020	December 31, 2019
	Predecessor	Predecessor
Investment income	$1,365	$2,857
Transaction costs	6,887	6,391

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

Kandy

On December 1, 2020, the Company acquired Kandy from Ribbon, by acquiring certain assets, assuming certain liabilities and acquiring all of the outstanding interests of Kandy Communications LLC. The acquisition qualified as a business combination under ASC 805. Accordingly, the Company recorded assets acquired and liabilities assumed at their acquisition-date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The goodwill, which is deductible for tax purposes, results from factors such as an assembled workforce and management’s industry knowledge.

The following table represents the allocation of the preliminary purchase consideration among the assets acquired and liabilities assumed at their estimated acquisition-date fair values.

Consideration paid:
Convertible debentures with warrants that grant the right to acquire 4,377,800 shares of common stock at an exercise price of $0.01 per share	$43,778
Net assets acquired:
Current assets	$3,659
Acquired technology (estimated useful life - 6 years)	8,200
Customer relationships (estimated useful life - 10 years)	7,600
Trade names (estimated useful life - 4 years)	2,500
Property, plant & equipment	3,034
Current liabilities	(5,245)
Other liabilities	(114)
Total net assets acquired	$19,634
Goodwill	24,144
Total consideration paid	$43,778

Identifiable intangible assets acquired consist of acquired technology of $8,200, customer relationships of $7,600 and trade names of $2,500. The intangible assets were valued using a form of the income approach. The customer relationship was valued using the Multi-Period Excess Earnings Method (or MPEEM) while the method used for the acquired technology and trade names was the Relief from Royalty Method. With respect to the Kandy acquisition, AVCT incurred transaction costs of $2,649 during the Successor period.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Computex and Kandy acquisitions as if the acquisitions had occurred on January 1, 2019 (in thousands):

	Year ended
	December 31, 2020	December 31, 2019
Revenues	$100,213	$94,263
Net loss	(40,031)	(34,066)

The pro forma financial information included herein are not necessarily indicative of the results of operations that would have been realized if the acquisitions had been completed on January 1, 2019. Such pro forma financial information do not give effect to any integration costs related to the acquired companies.

The combined net loss in the table above was adjusted for the transaction costs related to the acquisitions (included as expenses in the year ended December 31, 2019 and excluded as expenses in the year ended December 31, 2020) and the incremental changes in the amortization of intangible assets.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

6. Property and equipment

Property and equipment consisted of the following at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	Successor	Predecessor

Furniture and equipment	$11,539	$24,632
Vehicles	9	22
Leasehold improvements	820	2,869
Software	262	-
Capital lease assets	219	-
	12,849	27,523
Less accumulated depreciation	(2,788)	(17,915)
Property, plant and equipment, net	$10,061	$9,608

Furniture and equipment, vehicles and software are depreciated on the straight-line basis over their estimated useful lives (3 to 7 years for furniture and equipment, 5 years for vehicles, 3 years for software). Leasehold improvements and capital lease assets are depreciated on the straight-line basis over the lesser of their estimated useful lives and the life of the respective lease. Depreciation expense (which includes amortization of capital lease assets) was $2,780 for the Successor period. For the Predecessor periods January 1, 2020 through April 6, 2020 and the year ended December 31, 2019, depreciation expense was $933 and $3,884, respectively. Assets under capital lease in the table above relate to the lease of equipment. Related accumulated amortization for such leased assets was $20 as of December 31, 2020.

7. Goodwill and other intangible assets

The Company’s intangible assets as of December 31, 2020 and December 31, 2019 consisted of the following:

	December 31, 2020			December 31, 2019
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$24,900	$(1,304)	$23,596	$9,355	$(6,951)	$2,404
Tradenames	9,500	(576)	8,924	2,110	(2,110)	-
Acquired technology	8,200	(114)	8,086	-	-	-
Noncompete agreements	-	-	-	6,380	(6,380)	-
Intangible assets	$42,600	$(1,994)	$40,606	$17,845	$(15,441)	$2,404

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

The estimated lives of the intangible assets as of December 31, 2020, are included in Note 5. At December 31, 2020, the weighted average useful lives of the intangible assets was 7.7 years. Amortization of intangibles were as follows:

	April 7, 2020	January 1,	January 1, 2019
	through	2020	through
	December 31, 2020	through April 6, 2020	December 31, 2019
	Successor	Predecessor	Predecessor
Amortization of intangibles	$1,994	$263	$987

As of December 31, 2020, the expected amortization expense for definite-lived intangible assets for the next five years and thereafter was as follows:

Fiscal year 2021	$5,182
Fiscal year 2022	5,182
Fiscal year 2023	5,182
Fiscal year 2024	5,130
Fiscal year 2025	4,557
Thereafter	15,373
Total	$40,606

The following is a summary of goodwill activity:

Carrying
amount
Predecessor
Balance, January 1, 2019	$21,215
Acquisition	-
Balance, December 31, 2019	$21,215

Successor
Balance, April 7, 2020	$-
Acquisition - Computex	42,129
Acquisition - Kandy	24,144
Balance, December 31, 2020	$66,273

There was no goodwill impairment as of December 31, 2020 or December 31, 2019.

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses were as follows at December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
	Successor	Predecessor
Accounts payable	$23,243	$18,999
Accrued compensation, benefits and related accruals	5,485	1,847
Accrued professional fees	3,029	-
Other	948	885
	32,705	21,731

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

9. Long-Term Debt

In connection with the consummation of the Computex Business Combination, the Company assumed the obligations of Computex under a credit agreement with Comerica Bank (as amended, the “Credit Agreement”), which includes a term note and a line of credit. On the Computex Closing Date, the Company and Comerica Bank entered into a third amendment to the Credit Agreement that added the Company as borrowers and amended certain provisions of the Credit Agreement, including changing the maturity date of the loans under the Credit Agreement to December 31, 2020, and removing certain financial covenants. On November 13, 2020, the Company and Comerica Bank entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”) that extends the maturity date to June 30, 2021, provides for a decrease in maximum borrowings on the line of credit effective April 1, 2021, amends the interest rates and, commencing January 31, 2021, provides for a minimum monthly liquidity (defined as unrestricted cash plus availability under the line of credit) of $3,000. As of November 13, 2020, the maximum borrowings permitted under the line of credit remained unchanged at $16,500. However, on April 1, 2021, maximum borrowings permitted under the line of credit will decrease by $3,500 to $13,000. In connection with the Fifth Amendment on November 13, 2020, the Company was required to make a one-time principal payment of $250 on the term loan. Availability on the line of credit is determined weekly, based on a weekly borrowing base computation that is primarily based on certain percentages of accounts receivable and inventory. At December 31, 2020, maximum borrowings under the line of credit was $13,808, of which $6,453 was available.

In connection with the acquisition of Kandy, the Company also entered into a sixth amendment to the Credit Agreement that requires the Company to repay $250 under the Credit Agreement, for every $12,500 of capital raised.

On or before the maturity date of the Credit Agreement, the Company plans to seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender. However, there can be no assurance that financing will be available in the amounts the Company requires or on terms acceptable to it, if at all. At December 31, 2020 and 2019, the balance on the line of credit was $7,355 and $6,051, respectively.

Between November 13, 2020 and December 31, 2020, all obligations outstanding under the Credit Agreement continued to accrue interest at the higher of the one-month London Interbank Offered Rate (LIBOR) or 1.00%, plus a margin of 4.00% (the “margin”). The margin then increases gradually each month to a maximum of 6.50% on June 1, 2021. The effective rate of the line of credit was 5.00% and 5.48% at December 31, 2020 and December 31, 2019, respectively. The effective rate of the term note was 5.00% and 5.53% at December 31, 2020 and December 31, 2019, respectively.

The Credit Agreement is subject to a security agreement which includes substantially all assets of the Company and a pledge of Computex’s equity. Effective on the Computex Closing Date, the previous Computex shareholder was released from the guaranty agreement made in connection with the Credit Agreement.

A previous amendment to the Credit Agreement, that was effective May 4, 2020, included a modification to the covenant in the Credit Agreement that prohibits the incurrence by the borrowers of additional indebtedness to exclude (i) indebtedness incurred by the borrowers under the U.S. Small Business Association’s (“SBA”) Paycheck Protection Program established under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) and the related rules and regulations (the “PPP loan”) and (ii) up to $1.5 million in indebtedness incurred for the sole purpose of financing insurance premiums.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

In 2018, Computex entered into an interest rate swap arrangement to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on the term note under the Credit Agreement. The interest rate swap has a notional amount of $2,857 and a maturity date of August 2, 2021. The fixed interest rate is 3.04% with a corresponding floating interest rate of 1-month LIBOR. The interest rate swap does not qualify for hedge accounting. A liability of $51 was recorded for the fair value of the related derivative at December 31, 2020 and is included in accounts payable and accrued expenses. No asset or liability for the derivative was recorded at December 31, 2019, as the fair value was nominal.

Total long-term debt as of December 31, 2020 and December 31, 2019 consisted of the following:

	December 31, 2020	December 31, 2019
	Successor	Predecessor
Senior debt - Term note payable to Comerica Bank; quarterly principal payments of $357 plus interest through the maturity date of June 30, 2021; interest rate variable with effective rate of 5.00% and 5.48% at December 31, 2020 and December 31, 2019, respectively	$5,702	$7,143
PPP Loan administered by Comerica Bank; monthly principal payments plus interest starting November 1, 2020 through the maturity date of April 13, 2022; interest rate 1.00% at December 31, 2020	4,135	-
Line of credit, maturing June 30, 2021	7,355	6,051
Subordinated debt - Term note payable to Synetra Inc.; fixed interest rate of 8.50% at December 31, 2019	-	573
Subordinated debt - Term note payable to John Sorensen and Paul Sorenson; interest rate variable with effective rate of 8.50% at December 31, 2019	-	375
Capital lease obligations	427	236
Total long-term debt	17,619	14,378
Less: unamortized debt issuance costs	(69)	(136)
Total notes payable and line of credit, net of unamortized debt issuance costs	17,550	14,242
Less: current maturities of notes payable and line of credit	(16,587)	(2,506)
Long-term debt, net of current maturities and unamortized debt issuance costs	$963	$11,736

Consisting of:
Notes payable and capital leases (net of current portion and deferred financing fees)	$963	$5,685
Line of credit	-	6,051
	$963	$11,736

Scheduled principal payments of long-term debt at December 31, 2020 was as follows:

Fiscal year 2021	$16,587
Fiscal year 2022	1,021
Fiscal year 2023	11
Total	$17,619

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

Subordinated promissory note

On the Computex Closing Date, the Company issued a subordinated promissory note of $500 in partial settlement of a deferred underwriting fee of $3,000. The remaining $2,500 was settled via the issuance of convertible debentures (See Note 10). The subordinated promissory note bears interest at 12.00% per annum, matures on June 30, 2021 and is subordinated to any amounts owed under the Credit Agreement. The entire principal together with any accrued and unpaid interest is due and payable on the maturity date.

10. Stockholders’ Equity, Warrants, Debentures and Guaranty

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2020 and December 31, 2019, no preferred stock was issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2020, 19,753,061 shares of common stock were issued and outstanding.

Registration rights agreement

On the Computex Closing Date, the Company, Pensare Sponsor Group, LLC (the “Sponsor”) and certain other initial stockholders of the Company, as well as Stratos Management Systems Holdings, LLC, (“Holdings”), and certain other Investors (as defined below), entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement amended, restated and replaced a previous registration rights agreement entered into among AVCT, the Sponsor and certain other initial stockholders of AVCT on July 27, 2017. Pursuant to the terms of the Registration Rights Agreement, the holders of certain of the Company’s securities, including holders of the Company’s founders’ shares, shares of common stock underlying the Company’s private warrants, shares of common stock underlying the securities issued in the Private Placement (as defined below) are entitled to certain registration rights under the Securities Act and applicable state securities laws with respect to such shares of common stock, including up to eight demand registrations in the aggregate and customary “piggy-back” registration rights.

Convertible debentures, warrants and guaranty

On the Computex Closing Date, the Company also consummated the sale, in a private placement (the “Private Placement”), of units of securities of the Company (“Units”) to certain investors (each, an “Investor”), as contemplated by the terms of the previously disclosed Securities Purchase Agreement, dated as of April 3, 2020 (the “Securities Purchase Agreement”). Each Unit consists of (i) $1,000 in principal amount of the Company’s Series A convertible debentures (the “Debentures”) and (ii) a warrant to purchase 100 shares of Common Stock at an exercise price of $0.01 per whole share (the “Warrants”). The issuances of such securities were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

In addition, in connection with the acquisition of Kandy on December 1, 2020 and pursuant to the terms of the Kandy purchase agreement, the Company issued 43,778 Units to Ribbon as consideration for the Kandy purchase and sold 10,000 Units to SPAC Opportunity Partners, LLC, a shareholder of the Company and 1,000 Units to a director. Also, as discussed in Note 17, the Company sold additional units subsequent to December 31, 2020.

Debentures

The Debentures issued on the Computex Closing Date have an aggregate principal amount of approximately $43,169 (including $3,000 in aggregate principal amount issued as part of Units sold to MasTec, Inc. (“Mastec”), a greater than 5.0% stockholder of the Company, and $20,000 in aggregate principal of which was part of Units issued to Holdings pursuant to the terms of the Computex Business Combination agreement and approximately $8,566 in aggregate principal amount of which was issued to the Sponsor as part of Units issued in exchange for the cancellation of indebtedness previously incurred by the Company to the Sponsor).

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

The Debentures issued in connection with the acquisition of Kandy on December 1, 2020 and pursuant to the terms of the Kandy purchase agreement consist of aggregate principal amounts of $43,778 issued to Ribbon, $10,000 issued to SPAC Opportunity Partners, LLC, a shareholder of the Company and $1,000 issued to a director.

The Debentures bear interest at a rate of 10.0% per annum, payable quarterly on the last day of each calendar quarter in the form of additional Debentures, except upon maturity, in which case accrued and unpaid interest is payable in cash. The entire principal amount of each Debenture, together with accrued and unpaid interest thereon, is due and payable on the earlier of (i) such date, that is thirty months after the issuance date, as the holder thereof, at its sole option, upon not less than 30 days’ prior written notice to the Company, demands payment thereof and (ii) the occurrence of a Change in Control (as defined in the Debentures).

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

Warrants

The Warrants issued on the Computex Closing Date entitle the holders to purchase an aggregate of up to 4,316,936 shares of the Company’s common stock (including Warrants to purchase up to 2,000,000 shares, 856,600 shares, and 300,000 shares issued to Holdings, the Sponsor and MasTec, respectively, as part of the Units issued to them), at an exercise price of $0.01 per share.

The Warrants issued in connection with and since the acquisition of Kandy entitle the holders to purchase an aggregate of up to 5,477,800 shares of the Company’s common stock (consisting of 4,377,800 issued to Ribbon, 1,000,000 issued to SPAC Opportunity Partners, LLC and 100,000 issued to a director), at an exercise price of $0.01 per share.

The Warrants are exercisable at any time through the fifth anniversary of the date of issuance. The number of shares issuable upon exercise of each Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like.

Guaranty

On the Computex Closing Date, Computex and its subsidiaries issued to the Investors a Guaranty, pursuant to which such entities jointly and severally guaranteed the obligations of the Company under the Debentures.

Derivative consideration and other disclosures relating to the Debentures and warrants

Based on ASC 815, Derivatives and Hedging, the convertible feature of the Debentures issued on the Computex Closing Date was not considered a derivative and therefore has been recorded in liabilities as part of the Debentures and not bifurcated. However, an embedded beneficial conversion feature was assessed in relation to the Debentures issued on and subsequent to the Kandy acquisition and have been recorded in equity at its intrinsic value with a corresponding debt discount recorded to the Debentures. The beneficial conversion feature on such Debentures, which was evaluated in accordance with ASC 470-20 “Debt with Conversion and Other Options” was determined to be $36,983 and arose as a result of the conversion price of such Debentures being below the stock price on the closing date of the Kandy acquisition. Such debt discount, that is related to the embedded beneficial conversion feature, was limited to the proceeds allocated to the Debentures, and, along with the relative fair value of the warrants, was recognized as additional paid-in capital and reduced the carrying value of the convertible Debentures.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

Both the warrants issued on the Computex Closing Date as well as the warrants issued on and after the Kandy acquisition qualify as derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible debentures and recorded in equity at their relative fair values with a corresponding debt discount recorded to the Debentures.

The relative fair values of the warrants were determined using the Black-Scholes model, in which the following weighted average assumptions were used:

o	stock price volatility – 57%
o	exercise price – $0.01
o	interest rate – 0.32%
o	stock price – $4.02

The discount (consisting of the fair value of the warrants and the beneficial conversion feature) is being expensed as interest over the term of the Debentures to increase the carrying value to face value. During the Successor period, the Company recorded accretion of the discount of $4,717 and paid-in-kind interest of $3,695.

The relative fair values of the warrants, the beneficial conversion feature along with other components of the Debentures are summarized in the table below:

		Discount
		Relative fair	Beneficial	Total
	Principal	value of warrants	conversion feature	discount	Net
Issued on the Computex Closing Date	$43,169	$(9,937)	$-	$(9,937)	$33,232
Issued to Ribbon	43,778	(14,159)	(29,619)	(43,778)	-
Issued to SPAC Opportunity Partners, LLC	10,000	(3,234)	(6,766)	(10,000)	-
Other issuance	1,000	(402)	(598)	(1,000)	-
	$97,947	$(27,732)	$(36,983)	$(64,715)	$33,232
Amortization of discount					4,717
Paid-in-kind interest					3,695
Net debentures per consolidated balance sheet as of December 31, 2020					$41,644
Consisting of:
Convertible Debentures, net of discount - related party					$31,969
Convertible Debentures, net of discount					9,675
					$41,644

11. Related Party Transactions

During the Predecessor periods, Computex paid management fees at the rate of $300 per annum to a shareholder, under a management agreement. Such amounts are included in selling, general and administrative expenses in the consolidated statement of operations. This agreement was terminated on the Computex Closing Date.

AVCT shares corporate office space with an affiliate and participates in a cost sharing arrangement in a month-to-month leasing arrangement. The space was not used during the period April 7, 2020 through December 31, 2020 and therefore, by mutual agreement between the parties, no expenses were incurred, by the Company, during such period.

Effective October 1, 2020, the Company and Navigation Capital Partners, Inc., an affiliate of a shareholder, entered into an agreement whereby, Navigation Capital Partners, Inc. will provide capital markets advisory and business consulting services to the Company for a fee of $50 per month. Included in selling and administrative expenses for the Successor period and accounts payable and accrued liabilities as of December 31, 2020 is $150 related to such agreement.

Also, accounts payable and accrued expenses include $1,031 of amounts due to Ribbon for reimbursable expenses incurred on the Company’s behalf, net of amounts they collected on the Company’s behalf, and $293 for professional services provided after the acquisition as part of an agreed upon transition services arrangement. The expense relating to such professional fees are reflected in cost of revenue ($126), research and development ($33) and selling and administrative expenses ($134).

In addition to the related party amounts discussed above, certain Debentures and the related interest are separately identified as related party amounts on the consolidated balance sheet and statement of operations, respectively.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

12. Revenue Recognition

In the following tables, revenue is disaggregated by geographies and by verticals (or sector). Also presented is the portion of revenue that is recognized on a gross basis (which occurs when the Company is deemed to be the principal in the arrangement) and the portion that is recognized on a net basis (which occurs when the Company is deemed to be acting as the agent).

	April 7, 2020	January 1,	January 1, 2019
	through	2020	through
	December 31, 2020	through April 6, 2020	December 31, 2019
	Successor	Predecessor	Predecessor
Geography
Domestic	$65,821	$18,961	$83,138
International	2,756	76	2,578
Total revenues	$68,577	$19,037	$85,716
Revenues by Verticals (or Sector)
Energy	$11,169	$2,716	$23,829
Finance	5,083	2,510	4,635
Healthcare	15,663	5,586	22,031
Manufacturing and logistics	16,454	3,322	11,272
Public sector	6,118	889	5,065
Retail and hospitality	4,683	2,206	4,980
Technology service providers	2,282	478	6,088
Other Services	7,125	1,330	7,816
Total revenues	$68,577	$19,037	$85,716

Gross versus net
Gross (principal)	$64,236	$17,578	$79,506
Net (agent)	4,341	1,459	6,210
Total revenues	$68,577	$19,037	$85,716

Revenues by geography, in the table above, is generally based on the “ship-to address,” with the exception of certain services that may be performed at, or on behalf of, multiple locations, which are categorized based on the “bill-to address.”

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

Contract liabilities and remaining performance obligations

The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. At December 31, 2020 and 2019, the contract liability balance (deferred revenue) was $4,608 and $6,453, respectively. All of the performance obligations related to such deferred revenue as of December 31, 2020 are expected to be performed within 12 months and consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing the services.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For more information regarding the Company’s performance obligations, see Note 3. The following table represents the total transaction price for remaining performance obligations as of December 31, 2020 related to non-cancelable contracts longer than 12 months in duration that are expected to be recognized over future periods.

Fiscal year 2021	$16,924
Fiscal year 2022	6,155
Fiscal year 2023	2,430
Fiscal year 2024	1,466
Fiscal year 2025	244
Total remaining performance obligations	$27,219

13. Share-Based Compensation

Successor

The American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Plan”) provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other share-based awards. Stock options have a maximum term of ten years from the grant date.

As of December 31, 2020, 5,794,500 shares had been authorized for issuance under the Plan, of which 2,224,500 shares remained available for issuance. The RSUs were issued to certain directors and employees and can only be settled in shares. RSUs awarded to directors are time-based. RSUs issued to nondirectors are 50% time-based and 50% performance-based. Twenty-five percent of the time-based awards vests on each grant date anniversary, while 25% of the performance-based awards vests on December 31st of each year, if the market condition (stock price target) is met. If the market condition attached to the performance-based awards is not met in any year, the eligibility is delayed until the market condition is met, except that the market condition must be met by December 31, 2023.

The fair values of time-based awards are estimated by reference to the Company’s stock price and stock marketability on the grant date, while the fair values of the performance-based awards are determined using the Monte Carlo simulation model, once the stock price target is set. Weighted average assumptions used in estimating the performance-based awards were as follows: estimated expected stock price volatility - 47%; expected life of the awards - 0.59 years; risk-free interest rate – 0.17%; Significant judgment is required in estimating the expected volatility of our common stock. Due to the limited trading history of the Company’s common stock, estimated volatility was based on a peer group of public companies and took into consideration the increased short-term volatility in historical data due to COVID-19. Performance targets are set annually for the performance-based awards that are scheduled to vest in that year.

The following summarizes RSU activity between April 7, 2020 and December 31, 2020:

		Weighted Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding at April 7, 2020	-	-
Granted	3,182,500	$2.90
Vested but not delivered	(306,250)	$1.26
Forfeited	(531,250)	$2.13
Unvested RSUs at December 31, 2020	2,345,000	$3.29

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

Vested but not delivered RSUs represent RSUs that vested but for which delivery was deferred. The vested but not delivered RSUs in the table above were delivered in the first quarter of 2021. Awards outstanding in the table above are all time-based, and exclude 918,750 performance-based RSUs that have been awarded but deemed not granted as the performance targets have not yet been determined. The Company’s policy is to determine the fair value of performance-based awards and begin recognizing compensation expense for such awards when the targets are set. For performance-based awards, compensation cost is recognized over the shorter of the performance or service period. For time-based awards, compensation expense is recognized over the vesting period, based on the grant date fair value. Share-based compensation expense recognized between April 7, 2020 and December 31, 2020 was $2,489, of which $2,103 related to time-based awards and $386 related to performance-based awards. The RSUs that vested between April 7, 2020 and December 31, 2020 all vested on December 31, 2020, and the fair value of such awards on the vesting date, based on the stock price on the vesting date, was $2,205. Total compensation cost not yet recognized related to unvested awards as of December 31, 2020 was $5,613 and is expected to be recognized over the weighted average period of 2.2 years.

14. Reconciliation of Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	April 7, 2020	January 1,	January 1, 2019
	through	2020	through
	December 31, 2020	through April 6, 2020	December 31, 2019
	Successor	Predecessor	Predecessor
Net loss	$(21,951)	$(1,589)	$(4,383)
Weighted average shares outstanding, basic and diluted	19,690,509	1,000	1,000
Basic and diluted net loss per ordinary share	$(1.11)	$(1,587.30)	$(4,383.83)

Since their inclusion would have been antidilutive, excluded from the computation of diluted net loss per share for the Successor period were: 3,263,750 unvested RSUs, 35,832,236 Warrants and 29,461,374 shares underlying the Debentures, were they to be converted.

15. Income Taxes

The benefit (provision) for income taxes consisted of the following:

	April 7, 2020	January 1,	January 1, 2019
	through	2020	through
	December 31, 2020	through April 6, 2020	December 31, 2019
	Successor	Predecessor	Predecessor
Current:
Federal	$-	$-
State	(60)	(12)	(33)
	(60)	(12)	(33)
Deferred
Federal	(9)	-	-
State	(1)	-	-
	(10)	-	-
Total provision	$(70)	$(12)	$(33)

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

The difference in the provision for income taxes and the amount computed by applying the statutory federal income tax rates consists of the following:

	April 7, 2020	January 1, 2020	January 1, 2019
	through	through	through
	December 31, 2020	April 6, 2020	December 31, 2019
	Successor	Predecessor	Predecessor
Statutory tax rate	24.0%	24.0%	26.9%
State income taxes, net of federal benefit	0.1	(0.6)	(0.3)
Permanent differences	(5.6)	(0.8)	(1.5)
Rate change	-	-	(6.0)
Prior year adjustments	-	-	41.1
Change in valuation allowance	(18.9)	(23.4)	(61.0)
State tax differences from blended rates	-	-	(0.6)
AMT receivable	-	-	(1.4)
Other differences	(0.1)	-	2.0
Provision	(0.5)%	(0.8)%	(0.8)%

Principal components of the Company’s deferred tax assets as of December 31, 2020 and December 31, 2019 were as follows:

	December 31, 2020	December 31, 2019
	Successor	Predecessor
Prepaid expenses	$(104)	$(50)
Accrued reserves	27	37
Deferred revenue	39	460
Accrued liabilities	207	202
Uniform capitalization of inventory for tax	34	11
Contribution carryover	13	17
Tax depreciation in excess of book	(1,137)	(1,598)
Intangible assets	(2,807)	(345)
Accrued payroll	231	-
Federal income tax credits	-	-
Disallowed interest	1,410	497
Transaction costs - pending	-	-
Stock compensation	597	-
Net operating loss carryforwards	6,098	4,318
Total	4,608	3,549
Less: valuation allowance	(8,067)	(3,549)
Net deferred tax liability	$(3,459)	$-

At December 31, 2020, the Company had net operating loss carryforwards of approximately $44,534 that begin to expire in 2036.

The Company files a federal income tax return and separate income tax returns in various states. For federal and certain states, the 2017 through 2020 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our forecasts of future taxable income and tax planning strategies. On the basis of this evaluation as of December 31, 2020, the Company recognized a full valuation allowance against its net deferred tax assets, pursuant to ASC 740, as of December 31, 2020. In calculating the valuation allowance as of December 31, 2020, the Company was not permitted to use its existing deferred tax liabilities related to its indefinite-lived intangible assets as a source of taxable income to support the realization of its existing finite-lived deferred tax assets. Based on the Company’s evaluation, it was determined that no uncertain tax positions existed as of December 31, 2020 or December 31, 2019.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

16. Commitments and Contingencies

Registration Rights

See Note 10 for a discussion of certain registration rights.

Capital and Operating lease obligations

The Company is party to operating leases under which it leases various facilities and equipment. The majority of the facility leases provide that the Company pay, in addition to the minimum rent, certain operating expenses. The leases expire at various dates through August 2024. Rent expense for the Successor period was $1,070. For the Predecessor periods January 1, 2020 through April 6, 2020 and the year ended December 31, 2019, rent expense was $367 and $1,435, respectively.

Future minimum rent payments, excluding operating expenses and month-to-month leases, required under noncancelable operating leases were as follows as of December 31, 2020:

Fiscal year 2021	868
Fiscal year 2022	374
Fiscal year 2023	299
Fiscal year 2024	247
Fiscal year 2025	121
Thereafter	20
Total	$1,929

Future payments under capital leases were as follows:

Fiscal year 2021	$341
Fiscal year 2022	95
Fiscal year 2023	11
447
Less amount representing interest	(20)
Present value of future minimum lease payments	427
Less current maturities	(323)
Long-term capital lease	$104

Contingencies

On December 16, 2019, the Company received a complaint filed by one of its vendors for alleged breach of contract asking for approximately $351.  This suit was settled during the second quarter of 2020 for $281.

In November 2020, the Company became aware of a claim by a 2018 acquisition target who asserted a claim for $300 for certain unreimbursed compliance- related fees. The Company and the parties to the suit agreed on a settlement of $200, which the Company accrued at December 31, 2020 and which is included in accounts payable and accrued liabilities.

In addition, from time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of December 31, 2020, and through the filing date of this report, the Company does not believe the resolution of any legal proceedings or claims of which it is aware or any potential actions will have a material effect on its financial position, results of operations or cash flows.

17. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are issued.

As discussed in Note 10, pursuant to the terms of the Kandy purchase agreement that was executed on December 1, 2020, the Company issued 43,778 Units to Ribbon as consideration for the Kandy purchase and sold 10,000 Units to SPAC Opportunity Partners, LLC, a shareholder of the Company and 1,000 Units to a director. Between February 26, 2021 and March 24, 2021, an additional 14,510 Units were sold to various investors. The Units sold are identical to the ones issued to Ribbon and SPAC Opportunity Partners, LLC.

Other than as disclosed in this Note and as may be disclosed elsewhere in the Notes to the financial statements, there have been no subsequent events that require adjustment or disclosure in the consolidated financial statements.

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
(Principal Financial and Accounting Officer)

Date: March 31, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xavier D. Williams and Thomas H. King, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Darrell J. Mays	Chairman of the Board	March 31, 2021
Darrell J. Mays

/s/ Lawrence E. Mock, Jr.	Vice Chairman	March 31, 2021
Lawrence E. Mock, Jr.

/s/ Xavier D. Williams	Chief Executive Officer	March 31, 2021
Xavier D. Williams

/s/ Thomas H. King	Chief Financial Officer	March 31, 2021
Thomas H. King

/s/ Michael A. Dennis	Chief Operating Officer	March 31, 2021
Michael A. Dennis

/s/ Mark Downs	Director	March 31, 2021
Mark Downs

/s/ U. Bertram Ellis, Jr.	Director	March 31, 2021
U. Bertram Ellis, Jr.

/s/ Carolyn Byrd	Director	March 31, 2021
Carolyn Byrd

/s/ Karl Krapek	Director	March 31, 2021
Karl Krapek

/s/ Dennis Lockhart	Director	March 31, 2021
Dennis Lockhart

/s/ Dr. Klaas Baks	Director	March 31, 2021
Dr. Klaas Baks

/s/ Kent Mathy	Director	March 31, 2021
Kent Mathy