Form 10-K/A
period 2020-12-31
American Virtual Cloud Technologies, Inc.
filed 2021-05-14
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $12,193,510. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AVCT	The Nasdaq Stock Market LLC
Warrants, each whole Warrant entitling the holder to purchase one share of Common Stock at an exercise price of $11.50	AVCTW	The Nasdaq Stock Market LLC

As of May 14, 2021, 20,080,221 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

Restatement Background

On April 12, 2021, the Securities and Exchange Commission (SEC) issued “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The focus of the SEC Statement was partly on provisions in certain warrant agreements that provide for potential changes to the settlement amounts depending on the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and therefore would require liability classification. As a result of the SEC Statement, the Company performed an evaluation of the accounting treatment of the warrants that were issued by Pensare Acquisition Corp. (“Pensare”) in connection with its initial public offering (“IPO”), which were reflected in equity in the Company’s consolidated balance sheet as of December 31, 2020 (see note 3). Based on that evaluation, the Company determined that adjustments were required to reclassify certain amounts from equity to liabilities along with mark-to-market adjustments as of the end of each reporting period, and as a result is restating the consolidated financial statements referenced in Item 15.

This Amended Annual Report also amends and restates the Company’s Management’s Discussion and Analysis of Financial Condition and Results of Operations, Risk Factors and other disclosures made in the Original Filing, as appropriate, to reflect the restatement and revision of the relevant periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is also including with this Amended Annual Report currently dated certifications of the Company’s Chief Executive Officer and Chief Financial Officer (attached as Exhibits 31.1, 31.2, and 32.1).

Except as discussed above and as further described in Note 3 to the consolidated financial statements, the Company has not modified or updated disclosures presented in this Amended Annual Report from the Original Filing. Accordingly, the Amended Annual Report does not reflect events occurring after the Original Filing or modify or update those disclosures affected by subsequent events. Information not affected by the restatement and revision is unchanged and reflects disclosures made at the time of the filing of the Original Filing.

The Company has not filed, and does not intend to file, amendments to the Quarterly Reports on Form 10-Q for the applicable quarters in the year ended December 31, 2020. Accordingly, investors should rely only on the restated financial information and other disclosures regarding the restated periods in this Form 10-K/A or in future filings with the SEC (as applicable), and not on any previously issued or filed reports, or similar communications relating to these periods.

ii

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

iii

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

The periodic valuation of certain warrants could increase the volatility in our net income (loss)

The change in fair value of our warrants is the result of changes in the Company’s stock price and warrants outstanding at each reporting period and represents the mark-to-market fair value adjustments to the outstanding warrants issued in connection with the IPO. Significant changes in our stock price or number of warrants outstanding may adversely affect our net income (loss).

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

S/P Combined 2020 Year versus FY 2019 (in thousands)

	April 7, 2020	January 1, 2020
	through	through	S/P Combined
	December 31, 2020	April 6, 2020	2020 Year	FY 2019
	Successor	Predecessor	(non-GAAP)	Predecessor
Revenues:	(as restated)
Hardware	$38,334	$10,587	$48,921	$52,061
Third party software and maintenance	4,341	1,459	5,800	6,210
Managed and professional services	23,851	6,880	30,731	27,003
Cloud subscription and software	1,383	-	1,383	-
Other	668	111	779	442
Total revenues	68,577	19,037	87,614	85,716
Cost of revenue	47,326	12,426	59,752	61,309
Gross profit	21,251	6,611	27,862	24,407
Research and development	1,285	-	1,285	-
Selling, general and administrative	32,541	7,835	40,376	28,021
Loss from operations	(12,575)	(1,224)	(13,799)	(3,614)
Other (expense) income
Change in fair value of warrant liabilities	(3,625)	-	(3,625)	-
Interest expense (1)	(9,316)	(384)	(9,700)	(1,260)
Other (expense) income	10	31	41	524
Total other expenses	(12,931)	(353)	(13,284)	(736)
Loss before income taxes	(25,506)	(1,577)	(27,083)	(4,350)
Provision for income taxes	(70)	(12)	(82)	(33)
Net loss	$(25,576)	$(1,589)	$(27,165)	$(4,383)

(1)	Interest expense in the Successor period includes related party interest of $6,899

Net loss

Net loss for the S/P Combined 2020 Year was $27.2 million compared with $4.4 million for FY 2019. Discussed below are the revenue and expense factors that primarily contributed to the year over year net loss change.

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

Change in fair value of warrant liabilities

The change in the fair value of warrant liabilities of $3.6 million represents mark-to-market fair value adjustments related to certain warrants issued in connection with the IPO in 2017. Such changes primarily result from changes in the Company’s stock price.

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

Liquidity and Capital Resources

Overview

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under its Credit Agreement. The Credit agreement is more fully discussed in Note 9. From time to time, the Company may also choose to access the debt and equity markets to fund acquisitions to diversify its capital sources. The Company’s current principal capital requirements are to fund working capital and make investments in line with its business strategy.

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

In addition, at December 31, 2020, the Company had unrestricted and restricted cash of $9.9 million and $0.6 million, respectively, in its operating bank accounts, and had availability under its line of credit of $6.5 million. Total equity at December 31, 2020 was $47.2 million. However, as of December 31, 2020, the Company’s current liabilities exceeded its current assets by $18.4 million, primarily as a result of the classification of the components of the Credit Agreement as current.

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

Critical Accounting Policies, Judgements and Estimates

This discussion of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included elsewhere in this annual report. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could differ materially from those estimates. We believe the accounting policies that involve the most significant judgments and estimates used in the preparation of the consolidated financial statements include those relating to revenue recognition, accounting for warrants, accounting for income taxes, accounting for business combinations, the recognition and impairment evaluation relating to tangible and intangible assets, including goodwill, and accounting for share-based compensation. We discuss some of these policies below. The ones not discussed below are discussed in Note 3 of the consolidated financial statements. Additional discussions regarding the ones discussed below are also included in Note 3.

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

Public, Private Placement and EBC Warrants

On July 27, 2017, the Company entered into certain Warrant Purchase Agreements with each of Pensare Sponsor Group, LLC, a Delaware limited liability company (the “Sponsor”), MasTec, Inc., a Florida corporation, and EarlyBirdCapital, Inc., (“EBC”) a Delaware corporation (together with the Sponsor and MasTec, Inc., the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 10,512,500 warrants (including the full over-allotment amount) in connection with and simultaneously with the closing of the IPO (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant.

On or about August 1, 2017, in the IPO, the Company sold units of the Company’s equity securities, each such unit consisting of one share of Common Stock and one-half of one Public Warrant (the “Units”) and, in connection therewith, issued and delivered 15,525,000 warrants to public investors in the Offering (the “Public Warrants”) and 675,000 warrants (underlying unit purchase options) to EBC or its designees (the “EBC Warrants” and, together with the Private Placement Warrants and the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder thereof to purchase one share of common stock of the Company for $11.50 per share, subject to adjustments.

Subsequent to the Computex Closing Date and as of December 31, 2020, 15,525,000 Public Warrants, 10,512,500 Private Placement Warrants and 675,000 EBC Warrants remained outstanding.

The Private Placement Warrants and the EBC Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial Purchasers or their permitted transferees. Public Warrants and any Private Placement Warrants or EBC Warrants that are transferred to nonpermitted transferees are redeemable at the option of the Company and are not exercisable on a cashless basis.

The Company evaluated the Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that the Private Placement Warrants and the EBC Warrants do not meet the criteria to be classified in stockholders’ equity. A recent SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the Private Placement Warrants and EBC Warrants from being classified in equity and therefore the Private Placement Warrants and EBC Warrants are classified as liabilities at fair value, with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. The Private Placement Warrants and EBC Warrants were valued using a Black-Scholes pricing model as described in Note 3 of the consolidated financial statements. Changes in the fair value of the Private Placement Warrants and EBC Warrants may be material to the Company’s future operating results.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-36 following Item 15, which comprise a portion of this Annual Report on Form 10-K.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020 due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting.” In light of such material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Due solely to the events that led to the restatement of our financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in the section titled, “Restatement of Previously Issued Financial Statements” in Note 3 of the Notes to the Consolidated Financial Statements.

Management is implementing remediation steps to address the material weakness and to improve our internal control over financial reporting. Such remediation steps will include an expansion and improvement of our review process for complex securities and related accounting standards by engaging expert third-party professionals with whom to consult regarding complex accounting applications and consideration.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified.

This Annual Report on Form 10-K/A does not include an attestation report of our registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

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

Item 16. Form 10-K Summary

Not applicable

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)
INDEX TO FINANCIAL STATEMENTS

Audited Financial statements

Report of Independent Registered Public Accounting Firm	F-2
Financial Statements
Consolidated Balance Sheets as of December 31, 2020 (Successor) and December 31, 2019 (Predecessor)	F-3
Consolidated Statements of Operations for the Successor Period from April 7, 2020 to December 31, 2020, the Predecessor Period from January 1, 2020 to April 6, 2020 and the Year Ended December 31, 2019	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2019 (Predecessor), the Predecessor Period from January 1, 2020 to April 6, 2020, and the Successor Period from April 7, 2020 to December 31, 2020	F-5
Consolidated Statements of Cash Flows for the Successor Period from April 7, 2020 to December 31, 2020, the Predecessor Period from January 1, 2020 to April 6, 2020, and the Year Ended December 31, 2019.	F-6
Notes to Consolidated Financial Statements	F-7–F-36

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

Restatement of Financial Statements

As discussed in Note 3 to the consolidated financial statements, the 2020 consolidated financial statements have been restated to change the classification of certain warrants. Our opinion is not modified with respect to this matter.

/s/ UHY LLP

We have served as the Company’s auditor since 2020.

Melville, New York

March 31, 2021, except for the impact of the matter discussed in Note 3 - Restatement of Previously Issued Financial Statements, as to which the date is May 14, 2021

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, or as otherwise noted)

	December 31, 2020	December 31, 2019
	Successor	Predecessor
	(as restated)
ASSETS
Current assets:
Cash	$9,944	$18
Restricted cash	561	-
Trade receivables, net of allowances of $111 and $138 at December 31, 2020 and December 31, 2019, respectively	22,837	16,092
Prepaid expenses	1,601	397
Inventory	1,057	350
Other current assets	-	224
Total current assets	36,000	17,081
Property and equipment, net	10,061	9,608
Other assets:
Goodwill	66,273	21,215
Other intangible assets, net	40,606	2,404
Other noncurrent assets	67	69
Total other assets	106,946	23,688
TOTAL ASSETS	$153,007	$50,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses (including related party amounts of $1,324 at December 31, 2020)	$32,705	$21,731
Deferred revenue	4,608	6,431
Line of credit	7,355	-
Current portion of notes payable and capital leases	9,232	2,506
Subordinated promissory note	500	-
Total current liabilities	54,400	30,668
Long-term liabilities
Line of credit	-	6,051
Notes payable and capital leases (net of current portion and deferred financing fees)	963	5,685
Convertible Debentures, net of discount - related party	31,969	-
Convertible Debentures, net of discount	9,675	-
Warrant liabilities (See Note 3)	5,303	-
Deferred tax liability	3,459	-
Other liabilities	69	180
Total long-term liabilities	51,438	11,916
Total liabilities	105,838	42,584

Commitments and contingent liabilities (see note 16)

Stockholders’ equity:

Successor:
Preferred stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 19,753,061 shares issued and outstanding as of December 31, 2020	2	-
Additional paid-in capital	90,828	-
Accumulated deficit	(43,661)	-

Predecessor:
Predecessor common stock, $0.001 par value; 1,000 shares authorized; 1,000 shares issued and outstanding as of December 31, 2019	-	-
Additional paid-in capital	-	18,717
Accumulated deficit	-	(10,924)
Total stockholders’ equity	47,169	7,793
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,007	$50,377

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, or as otherwise noted)

	April 7, 2020	January 1,	January 1, 2019
	through	2020	through
	December 31, 2020	through April 6, 2020	December 31, 2019
	Successor	Predecessor	Predecessor
	(as restated)
Revenues:
Hardware	$38,334	$10,587	$52,061
Third party software and maintenance	4,341	1,459	6,210
Managed and professional services	23,851	6,880	27,003
Cloud subscription and software	1,383	-	-
Other	668	111	442
Total revenues	68,577	19,037	85,716

Cost of revenue	47,326	12,426	61,309

Gross profit	21,251	6,611	24,407

Research and development	1,285	-	-
Selling, general and administrative	32,541	7,835	28,021

Loss from operations	(12,575)	(1,224)	(3,614)

Other (expense) income
Change in fair value of warrant liabilities (See Note 3)	(3,625)	-	-
Interest expense - related party	(6,899)	-	-
Interest expense	(2,417)	(384)	(1,260)
Other income	10	31	524
Total other expenses	(12,931)	(353)	(736)

Net loss before income taxes	(25,506)	(1,577)	(4,350)

Provision for income taxes	(70)	(12)	(33)

Net loss	$(25,576)	$(1,589)	$(4,383)

Loss per share - basic and diluted	$(1.30)	$(1,587.30)	$(4,383.83)

Weighted average shares outstanding - basic and diluted	19,690,509	1,000	1,000

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data, or as otherwise noted)

	For the period January 1, 2019 through December 31, 2019
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Predecessor
Balance, January 1, 2019	1,000	$-	$18,717	$(6,640)	$12,077
Cumulative effect of accounting change (See Note 4)	-	-	-	99	99
Net loss	-	-	-	(4,383)	(4,383)
Balance, December 31, 2019	1,000	$-	$18,717	$(10,924)	$7,793

	For the period January 1, 2020 through April 6, 2020
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Predecessor
Balance, January 1, 2020	1,000	$-	$18,717	$(10,924)	$7,793
Net loss	-	-	-	(1,589)	(1,589)
Balance, April 6, 2020	1,000	$-	$18,717	$(12,513)	$6,204

	For the period April 7, 2020 through December 31, 2020 (as restated)
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Successor
Balance, April 7, 2020	7,932,977	$1	$-	$(17,081)	$(17,080)
Conversion of rights (previously issued in the IPO) into shares	3,105,000	-	-	-	-
Original issuance of shares in connection with the acquisition of Computex (as defined in Note 1)	8,189,490	1	24,567	-	24,568
Additional shares issued in connection with the acquisition of Computex (See Note 5)	117,231	-	557	-	557
Issuance of shares in exchange for services	500,000	-	1,500	-	1,500
Deferred underwriting fees relating to IPO	-	-	(3,000)	-	(3,000)
Debenture discount related to fair value of warrants and beneficial conversion feature	-	-	64,715	-	64,715
Redemption of shares held in trust	(91,637)	-	-	(1,004)	(1,004)
Share-based compensation	-	-	2,489	-	2,489
Net loss	-	-	-	(25,576)	(25,576)
Balance, December 31, 2020	19,753,061	$2	$90,828	$(43,661)	$47,169

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	April 7, 2020	January 1,	January 1, 2019
	through	2020	through
	December 31, 2020	through April 6, 2020	December 31, 2019
	Successor	Predecessor	Predecessor
	(as restated)
Cash Flows from Operating Activities:
Net loss	$(25,576)	$(1,589)	$(4,383)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,780	933	3,884
Amortization of intangible assets	1,994	263	987
Amortization of convertible debenture discount	4,717	-	-
Interest on convertible debt paid-in-kind	3,695	-	-
Change in fair value of warrant liabilities (See Note 3)	3,625	-	-
Share-based compensation	2,489	-	-
Deferred income taxes	10	-	-
Amortization and write-off of deferred financing costs	104	128	46
Gain on sale of property and equipment	-	-	(68)
Changes in operating assets and liabilities:
Accounts receivable	(5,493)	2,296	25,236
Prepaid expenses	43	(1,074)	-
Inventory	377	(1,084)	124
Accounts payable and accrued expenses	(4,121)	745	(20,408)
Other current assets	-	217	459
Other current liabilities	-	2	-
Deferred revenue	327	(2,353)	(500)
Other liabilities	(74)	(76)	(107)
Net cash (used in) provided by operating activities	(15,103)	(1,592)	5,270
Cash Flows from Investing Activities:
Cash from the acquisition of Computex (See Note 5)	269	-	-
Proceeds from sale of property and equipment	-	-	125
Purchase of property and equipment	(909)	(146)	(1,009)
Net cash used in investing activities	(640)	(146)	(884)
Cash Flows from Financing Activities:
Net change in line of credit	(1,725)	3,029	(1,742)
Debt repayments (including capital lease obligations)	(1,461)	(1,040)	(2,886)
Proceeds from PPP Loan (See Note 9)	4,135	-	-
Issuance of convertible Debentures (See Note 10)	23,103	-	-
Issuance of common stock	1,500	-	-
Redemption of shares held in trust	(1,004)	-	-
Payment of deferred financing fees	(173)	-	-
Net cash provided by (used in) financing activities	24,375	1,989	(4,628)
Net change in cash and restricted cash	8,632	251	(242)
Cash and restricted cash, beginning of period	1,873	18	260
Cash and restricted cash, end of period	$10,505	$269	$18
Supplemental Disclosures about Cash Flow Information
Cash paid for interest	$677	$315	$1,214
Cash paid (refunds received) for income taxes	$10	$(4)	$39
Supplemental Schedule of Noncash Investing and Financing Activities
Noncash acquisition of Computex in exchange for common stock, convertible Debentures and assumed debt	$61,768	$-	$-
Noncash acquisition of Kandy in exchange for convertible Debentures	43,778	-	-
Fair value of warrants and beneficial conversion feature related to the issuance of convertible Debentures	64,715	-	-
Promissory note - related party, exchanged for convertible Debentures	8,566	-	-
Deferred underwriting fees settled via the issuance of common stock and the issuance of subordinated promissory note	3,000	-	-
Capital expenditures included in accounts payable and accrued expenses	42	125	114
Assets acquired by capital lease	-	-	300

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (as restated)

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

2. Liquidity

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under its Credit Agreement. The Credit agreement is more fully discussed in Note 9. From time to time, the Company may also choose to access the debt and equity markets to fund acquisitions to diversify its capital sources. The Company’s current principal capital requirements are to fund working capital and make investments in line with its business strategy.

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

In addition, at December 31, 2020, the Company had unrestricted and restricted cash of $9,944 and $561, respectively, in its operating bank accounts, and had availability under its line of credit of $6,453. Total equity at December 31, 2020 was $47,169. However, as of December 31, 2020, the Company’s current liabilities exceeded its current assets by $18,400, primarily as a result of the classification of the components of the Credit Agreement as current.

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

Restatement of Previously Issued Financial Statements

On April 12, 2021, the Securities and Exchange Commission (SEC) issued “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). The focus of the SEC Statement was partly on provisions in certain warrant agreements that provide for potential changes to the settlement amounts depending on the characteristics of the warrant holder, and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the warrant from being classified in equity and therefore would require liability classification. As a result of the SEC Statement, the Company performed an evaluation of the accounting treatment of the warrants that were issued by Pensare Acquisition Corp. (“Pensare”) in connection with its IPO, which were reflected in equity in the Company’s consolidated balance sheet as of December 31, 2020. Based on that evaluation and a review of the SEC Statement, the Company determined that the fair value of the Private Placement Warrants and the EBC Warrants should be reclassified from equity to liabilities and be marked-to-market each reporting period since the Company’s warrant agreement include provisions that would cause the settlement amount for the Private Placement Warrants and the EBC Warrants to be different from the holders of the underlying shares.

Due to such restatement, the Private Placement Warrants and EBC Warrants are now classified as liabilities at fair value on the Company’s consolidated balance sheet at December 31, 2020, and the change in the fair value of such liabilities in each period is recognized as “Change in fair value of warrant liabilities” in the Company’s consolidated statements of operations. All warrants are deemed equity instruments for income tax purposes, and accordingly, there is no tax impact relating to changes in the fair value of the warrants recognized.

If any of the Company’s warrants are exercised, the related warrant liability would be extinguished and the fair value of the shares issued in settlement would be recorded as an increase in equity.

The impact of the correction to the applicable reporting periods for the financial statement line items impacted is as follows (in thousands, except per share data):

	April 7, 2020 through December 31, 2020 (Successor)
	As reported	Restatement impact	As restated
Consolidated Statement of Operations:
Change in fair value of warrant liabilities	$-	$(3,625)	$(3,625)
Total other expenses	(9,306)	(3,625)	(12,931)
Net loss before income taxes	(21,881)	(3,625)	(25,506)
Net loss	(21,951)	(3,625)	(25,576)
Loss per share - basic and diluted	$(1.11)	$(0.19)	$(1.30)

	December 31, 2020 (Successor)
	As reported	Restatement impact	As restated
Consolidated Balance Sheet:
Warrant liabilities	$-	$5,303	$5,303
Total liabilities	100,535	5,303	105,838
Additional paid in capital	90,835	(7)	90,828
Accumulated deficit	(38,365)	(5,296)	(43,661)
Total stockholders' equity	52,472	(5,303)	47,169

The restatement had no impact on cash flows from operating, investing or financing activities. The non-cash impact for the interim and annual periods during the Successor period April 7, 2020 to December 31, 2020 reflect an adjustment to net loss and a corresponding adjustment for the change in fair value of warrant liabilities.

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

In lieu of filing amended quarterly reports on Form 10-Q, the following tables present the impact of the restatement on the Successor unaudited condensed consolidated balance sheet and the Successor unaudited condensed consolidated statements of operations that were included in the Quarterly Reports on Form 10-Q for the quarters ended June 30, 2020 and September 30, 2020. The amounts as previously reported were derived from the Company’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2020 and September 30, 2020 (in thousands, except per share data):

	April 7, 2020 through June 30, 2020 (Successor)
	As reported	Restatement impact	As restated
Consolidated Statement of Operations:
Change in fair value of warrant liabilities	$-	$(1,197)	$(1,197)
Total other expenses	(2,174)	(1,197)	(3,371)
Net loss before income taxes	(3,682)	(1,197)	(4,879)
Net loss	(3,674)	(1,197)	(4,871)
Loss per share - basic and diluted	$(0.19)	$(0.06)	$(0.25)

	June 30, 2020 (Successor)
	As reported	Restatement impact	As restated
Consolidated Balance Sheet:
Warrant liabilities	$-	$2,875	$2,875
Total liabilities	88,136	2,875	91,011
Additional paid in capital	33,629	(7)	33,622
Accumulated deficit	(20,088)	(2,868)	(22,956)
Total stockholders' equity	13,543	(2,875)	10,668

	July 1, 2020 through September 30, 2020 (Successor)
	As reported	Restatement impact	As restated
Consolidated Statement of Operations:
Change in fair value of warrant liabilities	$-	$(783)	$(783)
Total other expenses	(2,391)	(783)	(3,174)
Net loss before income taxes	(4,797)	(783)	(5,580)
Net loss	(4,838)	(783)	(5,621)
Loss per share - basic and diluted	$(0.25)	$(0.04)	$(0.29)

	September 30, 2020 (Successor)
	As reported	Restatement impact	As restated
Consolidated Balance Sheet:
Warrant liabilities	$-	$3,658	$3,658
Total liabilities	89,387	3,658	93,045
Additional paid in capital	34,988	(7)	34,981
Accumulated deficit	(24,926)	(3,651)	(28,577)
Total stockholders' equity	10,064	(3,658)	6,406

	April 7, 2020 through September 30, 2020 (Successor)
	As reported	Restatement impact	As restated
Consolidated Statement of Operations:
Change in fair value of warrant liabilities	$-	$(1,980)	$(1,980)
Total other expenses	(4,565)	(1,980)	(6,545)
Net loss before income taxes	(8,479)	(1,980)	(10,459)
Net loss	(8,512)	(1,980)	(10,492)
Loss per share - basic and diluted	$(0.43)	$(0.10)	$(0.53)

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

Public, Private Placement and EBC Warrants

On July 27, 2017, the Company entered into certain Warrant Purchase Agreements with each of Pensare Sponsor Group, LLC, a Delaware limited liability company (the “Sponsor”), MasTec, Inc., a Florida corporation, and EarlyBirdCapital, Inc., (“EBC”) a Delaware corporation (together with the Sponsor and MasTec, Inc., the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 10,512,500 warrants (including the full over-allotment amount) in connection with and simultaneously with the closing of the IPO (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant.

On or about August 1, 2017, in the IPO, the Company sold units of the Company’s equity securities, each such unit consisting of one share of Common Stock and one-half of one Public Warrant (the “Units”) and, in connection therewith, issued and delivered 15,525,000 warrants to public investors in the Offering (the “Public Warrants”) and 675,000 warrants (underlying unit purchase options) to EBC or its designees (the “EBC Warrants” and, together with the Private Placement Warrants and the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder thereof to purchase one share of common stock of the Company for $11.50 per share, subject to adjustments.

Subsequent to the Computex Closing Date and as of December 31, 2020, 15,525,000 Public Warrants, 10,512,500 Private Placement Warrants and 675,000 EBC Warrants remained outstanding.

The Private Placement Warrants and EBC Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial Purchasers or their permitted transferees. Public Warrants and any Private Placement Warrants or EBC Warrants that are transferred to nonpermitted transferees are redeemable at the option of the Company and are not exercisable on a cashless basis.

The Company evaluated the Warrants under ASC 815-40, Derivatives and Hedging—Contracts in an Entity’s Own Equity, and concluded that the Private Placement Warrants and EBC Warrants do not meet the criteria to be classified in stockholders’ equity. A recent SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the Private Placement Warrants and EBC Warrants from being classified in equity and therefore the Private Placement Warrants and EBC Warrants are classified as liabilities at fair value, with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Changes in the fair value of the Private Placement Warrants and EBC Warrants may be material to the Company’s future operating results.

The fair value of the Private Placement Warrants and EBC Warrants were determined using the Black-Scholes model in which the following weighted average assumptions were used for the periodic valuations performed during the Successor period April 7, 2020 through December 31, 2020:

o	stock price volatility –37%

o	exercise price – $11.50

o	discount rate – 0.324%
o	remaining useful life – 4.64 years

o	stock price – $4.43

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

The fair values of the Private Placement Warrants and EBC Warrants are reflected on the consolidated balance sheet as “Warrant Liabilities,” are determined using a Black-Scholes model and are considered to be Level 2 valuations. The significant assumptions used to determine the fair values during the Successor period April 7, 2020 to December 31, 2020 are disclosed above in the section titled, “Public, Private Placement and EBC Warrants.”

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Computex and Kandy acquisitions as if the acquisitions had occurred on January 1, 2019 (in thousands):

	Year ended
	December 31, 2020	December 31, 2019
Revenues	$100,213	$94,263
Net loss	(43,656)	(34,066)

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

Convertible debentures, related warrants and guaranty

On the Computex Closing Date, the Company also consummated the sale, in a private placement (the “Private Placement”), of units of securities of the Company (“Units”) to certain investors (each, an “Investor”), as contemplated by the terms of the previously disclosed Securities Purchase Agreement, dated as of April 3, 2020 (the “Securities Purchase Agreement”). Each Unit consists of (i) $1,000 in principal amount of the Company’s Series A convertible debentures (the “Debentures”) and (ii) a warrant to purchase 100 shares of Common Stock at an exercise price of $0.01 per whole share (the “Penny Warrants”). The issuances of such securities were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

Penny Warrants

The Penny Warrants issued on the Computex Closing Date entitle the holders to purchase an aggregate of up to 4,316,936 shares of the Company’s common stock (including warrants to purchase up to 2,000,000 shares, 856,600 shares, and 300,000 shares issued to Holdings, the Sponsor and MasTec, respectively, as part of the Units issued to them), at an exercise price of $0.01 per share.

The Penny Warrants issued in connection with and since the acquisition of Kandy entitle the holders to purchase an aggregate of up to 5,477,800 shares of the Company’s common stock (consisting of 4,377,800 issued to Ribbon, 1,000,000 issued to SPAC Opportunity Partners, LLC and 100,000 issued to a director), at an exercise price of $0.01 per share.

The Penny Warrants are exercisable at any time through the fifth anniversary of the date of issuance. The number of shares issuable upon exercise of each Penny Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like.

Guaranty

On the Computex Closing Date, Computex and its subsidiaries issued to the Investors a Guaranty, pursuant to which such entities jointly and severally guaranteed the obligations of the Company under the Debentures.

Derivative consideration and other disclosures relating to the Debentures and Penny Warrants

Based on ASC 815, Derivatives and Hedging, the convertible feature of the Debentures issued on the Computex Closing Date was not considered a derivative and therefore has been recorded in liabilities as part of the Debentures and not bifurcated. However, an embedded beneficial conversion feature was assessed in relation to the Debentures issued on and subsequent to the Kandy acquisition and have been recorded in equity at its intrinsic value with a corresponding debt discount recorded to the Debentures. The beneficial conversion feature on such Debentures, which was evaluated in accordance with ASC 470-20 “Debt with Conversion and Other Options” was determined to be $36,983 and arose as a result of the conversion price of such Debentures being below the stock price on the closing date of the Kandy acquisition. Such debt discount, that is related to the embedded beneficial conversion feature, was limited to the proceeds allocated to the Debentures, and, along with the relative fair value of the Penny Warrants, was recognized as additional paid-in capital and reduced the carrying value of the convertible Debentures.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
(In thousands, except share and per share data, or as otherwise noted)

December 31, 2020

Both the Penny Warrants issued on the Computex Closing Date as well as the Penny Warrants issued on and after the Kandy acquisition qualify as derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract - convertible debentures and recorded in equity at their relative fair values with a corresponding debt discount recorded to the Debentures.

The relative fair values of the Penny Warrants were determined using the Black-Scholes model, in which the following weighted average assumptions were used:

o	stock price volatility – 57%
o	exercise price – $0.01
o	interest rate – 0.32%
o	stock price – $4.02

The discount (consisting of the fair value of the Penny Warrants and the beneficial conversion feature) is being expensed as interest over the term of the Debentures to increase the carrying value to face value. During the Successor period, the Company recorded accretion of the discount of $4,717 and paid-in-kind interest of $3,695.

The relative fair values of the Penny Warrants, the beneficial conversion feature along with other components of the Debentures are summarized in the table below:

		Discount
		Relative fair
	Principal	value of Penny Warrants	Beneficial conversion feature	Total discount	Net
Issued on the Computex Closing Date	$43,169	$(9,937)	$-	$(9,937)	$33,232
Issued to Ribbon	43,778	(14,159)	(29,619)	(43,778)	-
Issued to SPAC Opportunity Partners, LLC	10,000	(3,234)	(6,766)	(10,000)	-
Other issuance	1,000	(402)	(598)	(1,000)	-
	$97,947	$(27,732)	$(36,983)	$(64,715)	$33,232
Amortization of discount					4,717
Paid-in-kind interest					3,695
Net debentures per consolidated balance sheet as of December 31, 2020					$41,644
Consisting of:
Convertible Debentures, net of discount - related party					$31,969
Convertible Debentures, net of discount					9,675
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

14. Reconciliation of Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	April 7, 2020	January 1,	January 1, 2019
	through	2020	through
	December 31, 2020	through April 6, 2020	December 31, 2019
	Successor	Predecessor	Predecessor
Net loss	$(25,576)	$(1,589)	$(4,383)
Weighted average shares outstanding, basic and diluted	19,690,509	1,000	1,000
Basic and diluted net loss per ordinary share	$(1.30)	$(1,587.30)	$(4,383.83)

Since their inclusion would have been antidilutive, excluded from the computation of diluted net loss per share for the Successor period were: 3,263,750 unvested RSUs, 36,507,236 Warrants and 29,461,374 shares underlying the Debentures, were they to be converted.

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

Date: May 14, 2021

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

Signature	Title	Date

/s/ Darrell J. Mays	Chairman of the Board	May 14, 2021
Darrell J. Mays

/s/ Lawrence E. Mock, Jr.	Vice Chairman	May 14, 2021
Lawrence E. Mock, Jr.

/s/ Xavier D. Williams	Chief Executive Officer	May 14, 2021
Xavier D. Williams

/s/ Thomas H. King	Chief Financial Officer	May 14, 2021
Thomas H. King

/s/ Michael A. Dennis	Chief Operating Officer	May 14, 2021
Michael A. Dennis

/s/ Mark Downs	Director	May 14, 2021
Mark Downs

/s/ U. Bertram Ellis, Jr.	Director	May 14, 2021
U. Bertram Ellis, Jr.

/s/ Carolyn Byrd	Director	May 14, 2021
Carolyn Byrd

/s/ Karl Krapek	Director	May 14, 2021
Karl Krapek

/s/ Dennis Lockhart	Director	May 14, 2021
Dennis Lockhart

/s/ Dr. Klaas Baks	Director	May 14, 2021
Dr. Klaas Baks

/s/ Kent Mathy	Director	May 14, 2021
Kent Mathy