Form 10-Q
period 2021-03-31
American Virtual Cloud Technologies, Inc.
filed 2021-05-18
CIK 1704760

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of May 14, 2021, 20,080,021 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, or as otherwise noted)

’	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$15,313	$9,944
Restricted cash	369	561
Trade receivables, net of allowances of $123 and $111 at March 31, 2021 and December 31, 2020, respectively	21,297	22,837
Prepaid expenses	1,772	1,601
Inventory	1,189	1,057
Total current assets	39,940	36,000
Property and equipment, net	9,028	10,061
Other assets:
Goodwill	62,823	66,273
Other intangible assets, net	39,310	40,606
Other noncurrent assets	188	67
Total other assets	102,321	106,946
TOTAL ASSETS	$151,289	$153,007

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$35,125	$32,705
Deferred revenue	3,338	4,608
Line of credit	6,763	7,355
Current portion of notes payable and capital leases	9,513	9,232
Subordinated promissory note	500	500
Other current liabilities	25	-
Total current liabilities	55,264	54,400
Long-term liabilities
Notes payable and capital leases (net of current portion and deferred financing fees)	270	963
Convertible Debentures, net of discount - related party	73,913	31,969
Convertible Debentures, net of discount and deferred financing fees	17,325	9,675
Warrant liabilities (See note 3)	8,861	5,303
Deferred tax liability	-	3,459
Other liabilities	52	69
Total long-term liabilities	100,421	51,438
Total liabilities	155,685	105,838

Commitments and contingent liabilities (see note 16)

Stockholders’ (deficit) equity:
Successor:
Preferred stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 19,968,390 and 19,753,061 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	60,671	90,828
Accumulated deficit	(65,069)	(43,661)
Total stockholders’ (deficit) equity	(4,396)	47,169
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,289	$153,007

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
	Successor	Predecessor

Revenues:
Hardware	$13,910	$10,353
Third party software and maintenance	1,450	1,459
Managed and professional services	8,501	6,439
Cloud subscription and software	3,138	-
Other	168	111
Total revenues	27,167	18,362

Cost of revenue	20,793	12,024

Gross profit	6,374	6,338
Research and development	4,494	-
Selling, general and administrative	14,928	7,075

Loss from operations	(13,048)	(737)

Other (expense) income
Change in fair value of warrant liabilities (See note 3)	(3,558)	-
Interest expense - related party	(4,845)	-
Interest expense	(985)	(241)
Other (expense) income	(186)	18
Total other expenses	(9,574)	(223)

Net loss before income taxes	(22,622)	(960)

Provision for income taxes	(5)	(11)

Net loss	$(22,627)	$(971)

Loss per share - basic and diluted	$(1.13)	$(969.70)

Weighted average shares outstanding - basic and diluted	19,988,822	1,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	For the period January 1, 2020 through March 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Predecessor
Balance, January 1, 2020	1,000	$-	$18,717	$(10,924)	$7,793
Net loss	-	-	-	(971)	(971)
Balance, March 31, 2020	1,000	$-	$18,717	$(11,895)	$6,822

	For the period January 1, 2021 through March 31, 2021
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Successor
Balance, January 1, 2021	19,753,061	$2	$90,828	$(43,661)	$47,169
Cumulative effect of accounting change related to adoption of ASU 2020-06 (See Note 4)	-	-	(36,983)	1,219	(35,764)
Debenture discount relative to fair value of warrants	-	-	5,663	-	5,663
Vested and delivered RSUs	306,250	-	-	-	-
Shares repurchased for tax withholding	(90,921)	-	(777)	-	(777)
Share-based compensation	-	-	1,940	-	1,940
Net loss	-	-	-	(22,627)	(22,627)
Balance, March 31, 2021	19,968,390	$2	$60,671	$(65,069)	$(4,396)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
	Successor	Predecessor

Cash Flows from Operating Activities:
Net loss	$(22,627)	$(971)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,218	874
Amortization of intangible assets	1,296	247
Amortization of convertible debenture discount	2,954	-
Interest on convertible debt paid-in-kind	2,657	-
Share-based compensation	1,940	-
Change in fair value of warrant liabilities	3,558	-
Deferred income taxes	(9)	-
Amortization and write-off of deferred financing costs	34	-
Loss on disposal of property and equipment	211	-
Changes in operating assets and liabilities:
Accounts receivable	1,540	2,190
Prepaid expenses	(171)	(933)
Inventory	(132)	(241)
Accounts payable and accrued expenses	1,716	(693)
Other current assets	-	(411)
Other current liabilities	25	-
Deferred revenue	(1,270)	(2,179)
Other liabilities	(117)	(27)
Net cash used in operating activities	(7,177)	(2,144)
Cash Flows from Investing Activities:
Purchase of property and equipment	(340)	(146)
Net cash used in investing activities	(340)	(146)
Cash Flows from Financing Activities:
Net change in line of credit	(592)	2,964
Payment of taxes from withheld shares	(777)	-
Debt repayments (including capital lease obligations)	(447)	(699)
Issuance of convertible Debentures (See Note 10)	14,510	-
Net cash provided by financing activities	12,694	2,265
Net change in cash and restricted cash	5,177	(25)
Cash and restricted cash, beginning of period	10,505	18
Cash and restricted cash, end of period	$15,682	$(7)
Supplemental Disclosures about Cash Flow Information
Cash paid for interest	$134	$251
Cash paid (refunds received) for income taxes	$(10)	$(5)
Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of warrants related to the issuance of convertible Debentures	5,663	-
Capital expenditures included in accounts payable and accrued expenses	118	125

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

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

For accounting purposes, both Computex and Kandy were considered the acquirees, and the Company was considered the acquirer. The acquisitions were accounted for using the acquisition method of accounting. See Note 5 for additional information.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

In response to COVID-19, the Company put into place certain restrictions, requirements and guidelines to protect the health of its employees and clients, including requiring that certain conditions be met before employees return to the Company’s offices. Also, to protect the health and safety of its employees, the Company’s daily execution has evolved into a largely virtual model. Between April 1, 2020 and September 1, 2020, salaries of Computex’s employees were reduced. The Company plans to continue to monitor the current environment and may take further actions that may be required by federal, state or local authorities or that it determines to be in the interests of its employees, customers, and partners.

2. Liquidity

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under its Credit Agreement. The Credit agreement is more fully discussed in Note 8. From time to time, the Company may also choose to access the debt and equity markets to fund acquisitions, fund working capital and to diversify its capital sources. The Company’s current principal capital requirements are to fund working capital and make investments in line with its business strategy.

The Credit Agreement matures on June 30, 2021, and, as amended, provides for maximum borrowings of $16,500 on the line of credit portion with a scheduled reduction of $3,500 in availability under the line of credit as of April 1, 2021. As amended, the Credit Agreement provides for a minimum monthly liquidity (defined as unrestricted cash plus availability under the line of credit) of $3,000 commencing January 31, 2021. As of March 31, 2021, amounts outstanding under the term loan and the line of credit with Comerica Bank were $5,345 and $6,763, respectively.

In addition, at March 31, 2021, the Company had unrestricted and restricted cash of $15,313 and $369, respectively, in its operating bank accounts, and had availability under its line of credit of $5,466. Stockholders’ deficit at March 31, 2021 was $4,396. Also, as of March 31, 2021, the Company’s current liabilities exceeded its current assets by $15,324, primarily as a result of the classification of the components of the Credit Agreement as current.

On or before the maturity date of the Credit Agreement, the Company may seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender. In addition, the Company has, since December 31, 2020, raised additional capital and plans to raise an additional amount which it plans to use to fund expansion, capital expenditures and working capital for its current operations.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2020, as filed with the SEC on May 14, 2021. The interim results for the period ended March 31, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021 or any future interim periods.

In the Computex Business Combination, Computex was considered the predecessor for accounting purposes. and the successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired and liabilities assumed. In the accompanying condensed consolidated financial statements, the Company clearly distinguishes between the entity that existed before the Computex Closing Date (“Predecessor”) and the entity that existed on and after such date (“Successor”). Because the Successor’s financial statements are presented on a different basis from the Predecessor’s financial statements, the two entities may not be comparable in certain respects. As a result, a black line is used to separate the Successor and the Predecessor columns or sections in certain tables included in the condensed consolidated financial statements.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that estimates made as of the date of the financial statements could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates. Significant accounting estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, revenue recognition, allowance for doubtful accounts, accounting for warrants, recognition and measurement of income tax assets, valuation of share-based compensation, discount related to the fair value of warrants, and the valuation of net assets acquired.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

Significant accounting policies

The significant accounting policies used in preparing these condensed consolidated financial statements were applied on a basis consistent with those reflected in our consolidated financial statements that are included in the annual report on Form 10-K for the year ended December 31, 2020, as amended, that was filed with the SEC on May 14, 2021, except for changes from the adoption of Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” (“ASU No. 2020-06”). The updates to our accounting policies from adopting ASU 2020-06 are provided in Note 4.

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

On or about August 1, 2017, in the IPO, the Company sold units of the Company’s equity securities, each such unit consisting of one share of Common Stock and one-half of one Public Warrant (the “IPO Units”) and, in connection therewith, issued and delivered 15,525,000 warrants to public investors in the Offering (the “Public Warrants”) and 675,000 warrants (underlying unit purchase options) to EBC or its designees (the “EBC Warrants” and, together with the Private Placement Warrants and the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder thereof to purchase one share of common stock of the Company for $11.50 per share, subject to adjustments. Subsequent to the Computex Closing Date and as of March 31, 2021, 15,525,000 Public Warrants, 10,512,500 Private Placement Warrants and 675,000 EBC Warrants remained outstanding.

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

The Company evaluated the Warrants under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in an Entity’s Own Equity, and concluded that the Private Placement Warrants and the EBC Warrants do not meet the criteria to be classified in stockholders’ equity. A recent SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the Private Placement Warrants and the EBC Warrants from being classified in equity and therefore the Private Placement Warrants and the EBC Warrants are classified as liabilities at fair value, with subsequent changes in fair values recognized in earnings at each reporting date. Changes in the fair value of the Private Placement Warrants and EBC Warrants may be material to the Company’s future operating results.

The fair value of the Private Placement Warrants and EBC Warrants were determined using the Black-Scholes model in which the following weighted average assumptions were used for the valuation performed during the three months ended March 31, 2021:

o	stock price volatility – 43%

o	exercise price – $11.50

o	discount rate – 0.639%

o	remaining useful life – 4.02 years

o	stock price – $5.66

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. Cash held by the Company, in financial institutions, regularly exceeds the federally insured limit of $250. At March 31, 2021, cash balances held with a financial institution exceeded the federally insured limit. However, management does not believe this poses a significant credit risk.

No customer accounted for more than 10% of sales during the three months ended March 31, 2021 nor the three months ended March 31, 2020.

No customer accounted for 10% or more of accounts receivable at March 31, 2021 or December 31, 2020. For accounts payable, one vendor accounted for at least 10% of accounts payable at March 31, 2021 and December 31, 2020 (accounting for $15,288 and $13,602, respectively). During the three months ended March 31, 2021, one of our vendors accounted for approximately 57% of purchases at our Computex subsidiary.

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

The fair values of the Private Placement Warrants and EBC Warrants are reflected on the condensed consolidated balance sheet as “Warrant Liabilities,” are determined using a Black-Scholes model, and are considered to be Level 2 valuations. The significant assumptions used to determine the fair value as of March 31, 2021 are disclosed above in the section titled, “Public, Private Placement and EBC Warrants.”

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Change in Segment reporting

Effective January 1, 2021, the Company changed its segment reporting pursuant to ASC 280, Segment Reporting. For periods prior to January 1, 2021, the Company operated under one operating segment, consistent with the information that was presented to the Chief Operating Decision Maker (“CODM”). Effective January 1, 2021, the Company identified two operating segments, Computex and Kandy.

This change in reportable segments was a result of the Kandy acquisition and the integration of the Kandy business into the Company’s operations. These changes resulted in revisions to the financial information provided to the CODM on a recurring basis in the evaluation of financial performance of the Company and in the decision-making process. As the Company continues to integrate Kandy into its operations, changes to segments may be required, based on changes to the way that the CODM views the business. Refer to Note 15 for additional information.

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

March 31, 2021

(Unaudited)

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

ASU No. 2019-12 is effective for calendar-year public business entities in 2021 and interim periods within that year. For all other calendar-year entities, it is effective for annual periods beginning in 2022 and interim periods in 2023. Early adoption is permitted. ASU No. 2019-12 allows companies to treat tax law changes as intraperiod items, rather than as discrete items within the interim period.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of changes in equity, statements of operations and statements of cash flows.

Recently adopted accounting standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” (“ASU No. 2020-06”) which simplifies the accounting for some financial instruments with characteristics of liabilities and equity, including the Company’s convertible debentures. ASU No. 2020-06 eliminates the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. In addition, with respect to convertible instruments, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share instead of the treasury stock method. The Company early adopted ASU No. 2020-06 effective January 1, 2021 using the modified retrospective approach. Upon adoption, the following changes resulted:

●	the intrinsic value of the beneficial conversion feature recorded between April 7, 2020 and December 31, 2020 was reversed as of the effective date of adoption, thereby resulting in an increase in the convertible debentures with an offsetting adjustment to additional paid in capital

●	interest expense recorded between April 7, 2020 and December 31, 2020 that was related to the amortization of the discount related to the beneficial conversion feature was reversed against opening accumulated deficit.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

The cumulative effect adjustment from prior periods that the Company recognized in the condensed consolidated balance sheet as of January 1, 2021 as an adjustment to accumulated deficit was $1,218 as reflected in the following table:

	December 31, 2020	Adjustments	January 1, 2021
	Successor		Successor
	(as reported)		(as adjusted)
Long term liabilities
Convertible Debentures, net of discount	$41,644	$35,765	$77,409
Total long-term liabilities	51,438	35,765	87,203
Total liabilities	105,838	35,765	141,603

Stockholders’ equity:
Successor:
Additional paid-in capital	$90,828	$(36,983)	$53,845
Accumulated deficit	(43,661)	1,218	(42,443)
Total stockholders’ equity	47,169	$(35,765)	11,404
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	153,007	(35,765)	117,242

The following table summarizes the effects of adopting ASU 2020-06 on the Company’s consolidated statement of operations for the Successor period April 7, 2020 to December 31, 2020:

	For the Period April 7, 2020 to December 31, 2020
		With
		Adoption
	Successor	of	ASC 2020-06
	(as reported)	ASC 2020-06	Impact

Interest expense	$(9,316)	$(8,098)	$1,218
Total other expenses	(12,931)	(11,713)	1,218
Net loss before income taxes	(25,506)	(24,288)	1,218
Net loss	(25,576)	(24,358)	1,218
Loss per share - basic and diluted	$(1.30)	$(1.24)	$0.06

The adoption of ASU 2020-06 had no impact on net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

The following table represents the allocation of the purchase consideration among the assets acquired and liabilities assumed at their estimated acquisition-date fair values.

Consideration paid:
Convertible debentures with warrants that grant the right to acquire
2,000,000 shares of common stock at an exercise price of $0.01 per share	$20,000
Assumed debt	16,643
AVCT common stock (8,189,490 shares at $3.00 per share)	24,568
Working capital adjustment satisfied by the issuance of AVCT common stock (117,231 shares at $4.75 per share)	557
Total consideration paid	$61,768

Net assets acquired:
Current assets	$16,972
Customer relationships (estimated useful life - 10 years)	17,300
Trade names (estimated useful life - 10 years)	7,000
Furniture & equipment	6,435
Leasehold improvements	2,375
Other assets	88
Current liabilities	(26,965)
Other liabilities	(116)
Total net assets acquired	$23,089
Goodwill	38,679
Total consideration paid	$61,768

Identifiable intangible assets acquired consist of customer relationships of $17,300 and trade names of $7,000. Both the customer relationships and the trade names were valued using a form of the income approach. The customer relationship was valued using the Multi-Period Excess Earnings Method (or MPEEM) and the method used for the trade names was the Relief from Royalty Method. With respect to the Computex acquisition, AVCT incurred transaction costs of $142, which was net of a credit of $903 granted by a creditor whose account was settled by the issuance of $2,500 in debentures, $1,500 in shares of common stock and cash of $100. During the three months ended March 31, 2021, there was a measurement period adjustment to goodwill of $3,450 related to a deferred tax liability that was previously recorded as of the Computex Closing Date.

Since the results of operations prior to April 7, 2020 relate to the operations of Computex, excluded from the Predecessor statement of operations are investment income and transaction costs incurred by AVCT. Accordingly, excluded are transaction costs and investment income of $6,173 and $1,365, respectively, for the three months ended March 31, 2020.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

The following table represents the allocation of the purchase consideration among the assets acquired and liabilities assumed at their estimated acquisition-date fair values.

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Computex and Kandy acquisitions as if the acquisitions had occurred on January 1, 2020 (in thousands):

	Three months ended
	March 31, 2021	March 31, 2020
Revenues	$27,167	$21,220
Net loss	(22,627)	(10,122)

The pro forma financial information included herein are not necessarily indicative of the results of operations that would have been realized if the acquisitions had been completed on January 1, 2020. Such pro forma financial information does not give effect to any integration costs related to the acquired companies.

The combined net loss in the table above was adjusted for the transaction costs related to the acquisitions (included as expenses in the three months ended March 31, 2020) and the incremental changes in the amortization of intangible assets.

6. Goodwill and intangible assets

The Company’s intangible assets as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021			December 31, 2020
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$24,900	$(1,943)	$22,957	$24,900	$(1,304)	$23,596
Tradenames	9,500	(891)	8,609	9,500	(576)	8,924
Acquired technology	8,200	(456)	7,744	8,200	(114)	8,086
Intangible assets	$42,600	$(3,290)	$39,310	$42,600	$(1,994)	$40,606

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

The estimated lives of the intangible assets are included in Note 5. The weighted average useful life of the intangible assets, as of March 31, 2021 was 7.7 years. Amortization expense was $1,296 and $247 for the three months ended March 31, 2021 and 2020, respectively.

There was no goodwill activity during the three months ended March 31, 2020. Goodwill activity during the three months ended March 31, 2021 was as follows:

Carrying amount
Balance, January 1, 2021	$66,273
Measurement period adjustment - Computex	(3,450)
Balance, March 31, 2021	$62,823

The measurement period adjustment to goodwill in the table above relates to a deferred tax liability that was previously recorded as of the Computex Closing Date.

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses were as follows at March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accounts payable	$23,209	$20,696
Accrued compensation, benefits and related accruals	4,348	5,780
Accrued professional fees	3,610	2,736
Due to related party	1,684	1,324
Other	2,274	2,169
	$35,125	$32,705

8. Long-Term Debt

In connection with the consummation of the Computex Business Combination, the Company assumed the obligations of Computex under a credit agreement with Comerica Bank (as amended, the “Credit Agreement”), which includes a term note and a line of credit. On the Computex Closing Date, the Company and Comerica Bank entered into a third amendment to the Credit Agreement that added the Company as borrowers and amended certain provisions to the Credit Agreement, including changing the maturity date of the loans under the Credit Agreement to December 31, 2020, and removing certain financial covenants. On November 13, 2020, the Company and Comerica Bank entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”) that extends the maturity date to June 30, 2021, provides for a decrease in maximum borrowings on the line of credit effective April 1, 2021, amends the interest rates and, commencing January 31, 2021, provides for a minimum monthly liquidity (defined as unrestricted cash plus availability under the line of credit) of $3,000. As of November 13, 2020, the maximum borrowings permitted under the line of credit remained unchanged at $16,500. However, on April 1, 2021, maximum borrowings permitted under the line of credit decreased by $3,500 to $13,000. In connection with the Fifth Amendment on November 13, 2020, the Company was required to make a one-time principal payment of $250 on the term loan. Availability on the line of credit is determined weekly, based on a weekly borrowing base computation that is primarily based on certain percentages of accounts receivable and inventory. At March 31, 2021, maximum borrowings under the line of credit was $12,229, of which $5,466 was available.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

In connection with the acquisition of Kandy, the Company also entered into a sixth amendment to the Credit Agreement that requires the Company to repay $250 under the Credit Agreement, for every $12,500 of capital raised.

On or before the maturity date of the Credit Agreement, the Company plans to seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender. However, there can be no assurance that financing will be available in the amounts the Company requires or on terms acceptable to it, if at all. At March 31, 2021 and December 31, 2020, the balance on the line of credit was $6,763 and $7,355, respectively.

Between November 13, 2020 and December 31, 2020, all obligations outstanding under the Credit Agreement continued to accrue interest at the higher of the one-month London Interbank Offered Rate (LIBOR) or 1.00%, plus a margin of 4.00% (the “margin”). The margin then increases gradually each month to a maximum of 6.50% on June 1, 2021. The effective rate of the line of credit was 6.00% and 5.00% at March 31, 2021 and December 31, 2020, respectively. The effective rate of the term note was 6.00% and 5.00% at March 31, 2021 and December 31, 2020, respectively.

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

In 2018, Computex entered into an interest rate swap arrangement to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on the term note under the Credit Agreement. The interest rate swap has a notional amount of $2,857 and a maturity date of August 2, 2021. The fixed interest rate is 3.04% with a corresponding floating interest rate of 1-month LIBOR. The interest rate swap does not qualify for hedge accounting. A liability of $31 and $51 was recorded for the fair value of the related derivative at March 31, 2021 and December 31, 2020, respectively, and is included in accounts payable and accrued expenses.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

Total long-term debt as of March 31, 2021 and December 31, 2020 consisted of the following:

	March 31, 2021	December 31, 2020
Senior debt - Term note payable to Comerica Bank; monthly principal payments of $119 plus interest through the maturity date of June 30, 2021; interest rate variable with effective rate of 6.00% and 5.00% at March 31, 2021 and December 31, 2020, respectively	$5,345	$5,702
PPP Loan administered by Comerica Bank; monthly principal payments plus interest starting November 1, 2020 through the maturity date of April 13, 2022; interest rate 1.00% at March 31, 2021 and December 31, 2020	4,135	4,135
Line of credit, maturing June 30, 2021	6,763	7,355
Capital lease obligations	338	427
Total long-term debt	16,581	17,619
Less: unamortized debt issuance costs	(35)	(69)
Total notes payable and line of credit, net of unamortized debt issuance costs	16,546	17,550
Less: current maturities of notes payable and line of credit	(16,276)	(16,587)
Long-term debt, net of current maturities and unamortized debt issuance costs	$270	$963

Subordinated promissory note

On the Computex Closing Date, the Company issued a subordinated promissory note of $500 in partial settlement of a deferred underwriting fee of $3,000. The remaining $2,500 was settled via the issuance of convertible debentures (See Note 9). The subordinated promissory note bears interest at 12.00% per annum, matures on June 30, 2021 and is subordinated to any amounts owed under the Credit Agreement. The entire principal together with any accrued and unpaid interest is due and payable on the maturity date.

9. Stockholders’ (Deficit) Equity, Related Warrants, Debentures and Guaranty

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001. At March 31, 2021 and December 31, 2020, no preferred stock was issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2021, 19,968,390 shares of common stock were issued and outstanding.

Registration rights agreement

On the Computex Closing Date, the Company, Pensare Sponsor Group, LLC (the “Sponsor”) and certain other initial stockholders of the Company, as well as Stratos Management Systems Holdings, LLC, (“Holdings”), and certain other Investors (as defined below), entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement amended, restated and replaced a previous registration rights agreement entered into among AVCT, the Sponsor and certain other initial stockholders of AVCT on July 27, 2017. Such registration rights are also available to purchasers of the Units (as defined below). Pursuant to the terms of the Registration Rights Agreement, the holders of certain of the Company’s securities, including holders of the Company’s founders’ shares, shares of common stock underlying the Company’s private warrants, and shares of common stock underlying the securities issued in the Private Placement (as defined below) are entitled to certain registration rights under the Securities Act and applicable state securities laws with respect to such shares of common stock, including up to eight demand registrations in the aggregate and customary “piggy-back” registration rights.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

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

In addition, in connection with the acquisition of Kandy on December 1, 2020 and pursuant to the terms of the Kandy purchase agreement, the Company issued 43,778 Units to Ribbon as consideration for the Kandy purchase and sold 10,000 Units to SPAC Opportunity Partners, LLC, a shareholder of the Company and 1,000 Units to a director. Also, the Company sold 14,510 additional Units during the three months ended March 31, 2021 (including 1,300 Units sold to related parties).

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

The Debentures issued in the three months ended March 31, 2021 are in the same form as those issued in connection with the acquisition of Kandy and consist of aggregate principal amounts of $14,510 (including $1,300 issued to related parties).

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

March 31, 2021

(Unaudited)

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

The Penny Warrants issued in connection with the acquisition of Kandy and between the Kandy Closing Date and December 31, 2020 entitle the holders to purchase an aggregate of up to 5,477,800 shares of the Company’s common stock (consisting of 4,377,800 issued to Ribbon, 1,000,000 issued to SPAC Opportunity Partners, LLC and 100,000 issued to a director), at an exercise price of $0.01 per share.

The Penny Warrants issued in the three months ended March 31, 2021 entitle the holders to purchase an aggregate of up to 1,451,000 warrants (including 130,000 warrants issued to related parties).

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

Derivative consideration and other disclosures relating to the Debentures and Penny Warrants

Based on ASC 815, Derivatives and Hedging, the convertible feature of the Debentures issued on the Computex Closing Date was not considered a derivative and therefore has been recorded in liabilities as part of the Debentures and not bifurcated. However, an embedded beneficial conversion feature was previously assessed in relation to the Debentures issued on and subsequent to the Kandy acquisition and was previously recorded in equity at its intrinsic value with a corresponding debt discount recorded to the Debentures at December 31, 2020. The beneficial conversion feature on such Debentures, which was evaluated in accordance with ASC 470-20 “Debt with Conversion and Other Options” was determined to be $36,983 and arose as a result of the conversion price of such Debentures being below the stock price on the closing date of the Kandy acquisition. Such debt discount, that is related to the embedded beneficial conversion feature, was limited to the proceeds allocated to the Debentures, and, along with the relative fair value of the warrants, was recognized as additional paid-in capital and reduced the carrying value of the convertible Debentures. However, as more fully discussed in Note 4, effective January 1, 2021, the Company early adopted ASU 2020-06 and accordingly the beneficial conversion feature was reversed effective January 1, 2021.

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

The relative fair values of the penny warrants were determined using the Black-Scholes model, in which the following weighted average assumptions were used during the three months ended March 31, 2021:

stock price volatility	70%
exercise price	$0.01
interest rate	0.74%
stock price	$6.45

The discount (consisting of the relative fair value of the warrants) is being expensed as interest over the term of the Debentures to increase the carrying value to face value. During the Successor three months ended March 31, 2021, the Company recorded accretion of the discount of $2,954 and paid-in-kind interest of $2,657.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

The components of the Debentures are summarized in the table below:

	Principal	Discount consisting of relative fair value of Penny Warrants	Net
Issued on the Computex Closing Date	$43,169	$(9,937)	$33,232
Issued to Ribbon	43,778	(14,159)	29,619
Issued to SPAC Opportunity Partners, LLC	10,000	(3,234)	6,766
Other issuances	15,510	(6,064)	9,446
	$112,457	$(33,394)	$79,063
Amortization of discount			6,452
Paid-in-kind interest			6,351
Deferred financing fees			(628)
Net Debentures per condensed consolidated balance sheet as of March 31, 2021			$91,238
Consisting of:
Convertible Debentures, net of discount - related party			$73,913
Convertible Debentures, net of discount and deferrred financing fees			17,325
			$91,238

10. Related Party Transactions

During the Predecessor periods, Computex paid management fees at the rate of $300 per annum to a shareholder, under a management agreement. Such amounts are included in selling, general and administrative expenses in the condensed consolidated statement of operations. This agreement was terminated on the Computex Closing Date.

AVCT shares corporate office space with an affiliate and participates in a cost sharing arrangement in a month-to-month leasing arrangement. The space is not being used and therefore, by mutual agreement between the parties, no expenses have been incurred, by the Company, during the Successor periods.

Effective October 1, 2020, the Company and Navigation Capital Partners, Inc., an affiliate of a shareholder, entered into an agreement whereby, Navigation Capital Partners, Inc. will provide capital markets advisory and business consulting services to the Company for a fee of $50 per month. Included in selling and administrative expenses for the Successor three months ended March 31, 2021 was $150, and included in accounts payable and accrued liabilities as of March 31, 2021 and December 31, 2020 is $300 and $150, respectively, related to such agreement.

Also, accounts payable and accrued expenses at March 31, 2021 and December 31, 2020 include $1,684 and $1,031, respectively, of amounts due to Ribbon for reimbursable expenses incurred on the Company’s behalf, net of amounts they collected on the Company’s behalf. Professional fees incurred during the Successor three months ended March 31, 2021 that are related to services provided by Ribbon after the acquisition as part of an agreed-upon transition services arrangement are reflected in cost of revenue ($355), research and development ($99) and selling and administrative expenses ($469).

In addition to the related party amounts discussed above, certain Debentures and the related interest are separately identified as related party amounts on the condensed consolidated balance sheets and condensed consolidated statements of operations, respectively.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

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

	Three months ended	Three months ended
	March 31, 2021	March 31, 2020
	Successor	Predecessor
Geography
Domestic	$26,112	$18,005
International	1,055	357
Total revenues	$27,167	$18,362
Revenues by Verticals (or Sector)
Energy	$4,720	$3,242
Finance	2,089	1,564
Healthcare	6,024	4,060
Manufacturing and logistics	4,438	5,439
Public sector	1,248	1,391
Retail and hospitality	1,690	782
Technology service providers	4,042	509
Other Services	2,916	1,375
Total revenues	$27,167	$18,362

Gross versus net
Gross (principal)	$25,717	$16,903
Net (agent)	1,450	1,459
Total revenues	$27,167	$18,362

Revenues by geography, in the table above, is generally based on the “ship-to address,” with the exception of certain services that may be performed at, or on behalf of, multiple locations, which are categorized based on the “bill-to address.”

Contract liabilities and remaining performance obligations

The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. At March 31, 2021 and December 31, 2020, the contract liability balance (deferred revenue) was $3,338 and $4,608, respectively. All of the performance obligations related to such deferred revenue as of March 31, 2021 are expected to be performed within 12 months and consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing the services.

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. For more information regarding the Company’s performance obligations, see Note 3. The following table represents the total transaction price for remaining performance obligations as of March 31, 2021 related to non-cancelable contracts longer than 12 months in duration that are expected to be recognized over future periods.

Nine months ended December 31, 2021	$13,527
Fiscal year 2022	7,725
Fiscal year 2023	3,649
Fiscal year 2024	2,244
Fiscal year 2025	272
Total remaining performance obligations	$27,417

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

12. Share-Based Compensation

Successor

The American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Plan”) provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other share-based awards. Stock options have a maximum term of ten years from the grant date.

As of March 31, 2021, 5,794,500 shares had been authorized for issuance under the Plan, of which 910,421 shares remained available for issuance. The RSUs were issued to certain directors and employees and can only be settled in shares. RSUs awarded to directors are time-based. RSUs issued to nondirectors are 50% time-based and 50% performance-based. Twenty-five percent of the time-based awards vests on each grant-date anniversary, while 25% of the performance-based awards vests on December 31st of each year, if the market condition (stock price target) is met. If the market condition attached to the performance-based awards is not met in any year, the eligibility is delayed until the market condition is met, except that the market condition must be met by December 31st of the fourth year after issuance.

The following summarizes RSU activity between January 1, 2021 and March 31, 2021:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	2,345,000	$3.29
Granted	1,244,583	$6.29
Unvested RSUs at March 31, 2021	3,589,583	$4.33

Awards outstanding in the table above consist of 3,077,500 time-based awards and 512,083 performance-based awards, and exclude 1,079,167 performance-based RSUs that have been awarded but deemed not granted as the performance targets have not yet been determined. Share-based compensation expense recognized in the Successor three months ended March 31, 2021 was $1,941, of which $1,698 related to time-based awards and $243 related to performance-based awards. Of the total expense for the three months ended March 31, 2021, $104 is included in cost of revenue, $215 is included in research and development and $1,622 is included in selling, general and administrative expenses.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

13. Reconciliation of Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	Three months ended March 31, 2021	Three months ended March 31, 2020
	Successor	Predecessor
Net loss	$(22,627)	$(971)
Weighted average shares outstanding, basic and diluted	19,988,822	1,000
Basic and diluted net loss per ordinary share	$(1.13)	$(971.00)

Since their inclusion would have been antidilutive, excluded from the computation of diluted net loss per share for the three months ended March 31, 2021 were: 4,668,750 unvested RSUs, 37,958,236 Warrants and 34,437,182 shares underlying the Debentures, were they to be converted.

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

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our forecasts of future taxable income and tax planning strategies. On the basis of this evaluation as of December 31, 2020, the Company recognized a full valuation allowance against its net deferred tax assets, pursuant to ASC 740, as of March 31, 2021 and December 31, 2020. In calculating the valuation allowance as of March 31, 2021 and December 31, 2020, the Company was not permitted to use its existing deferred tax liabilities related to its indefinite-lived intangible assets as a source of taxable income to support the realization of its existing finite-lived deferred tax assets. Based on the Company’s evaluation, it was determined that no uncertain tax positions existed as of March 31, 2021 or December 31, 2020.

15. Segments

The Company’s reportable segments during the three months ended March 31, 2021 were Computex and Kandy. Computex is a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions, through its extensive hardware, software and value-added service offerings.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

Kandy is a provider of cloud-based enterprise services. It deploys a carrier grade proprietary cloud communication platform that supports UCaaS, CPaaS and CCaaS for mid-market and enterprise customers across a proprietary multi-tenant, highly scalable cloud platform. The Kandy platform also includes pre-built customer engagement tools, based on WebRTC technology, known as Kandy Wrappers, and provides white-labeled services to a variety of customers including communications service providers and systems integrators.

Presented below is certain information by reportable segment. The Company uses the same accounting policies for each reportable segment. The chief operating decision makers evaluate the performance of each reportable segment based on revenue and a measure that approximates income/loss from operations. There was no intersegment revenue during the three months ended March 31, 2021. Revenues presented in the table below are from external customers only. Certain corporate expenses are not allocated to the segments. Such corporate expenses consist primarily of executive and certain other compensation, professional and legal fees, insurance, interest and other financing expenses. Revenue for the Predecessor three months ended March 31, 2020 related only to Computex as Kandy was acquired in December 2020.

	Three Months Ended March 31, 2021
	Computex	Kandy	Consolidated
Revenues:
Hardware	$13,910	$-	$13,910
Third party software and maintenance	1,450	-	1,450
Managed and professional services	8,126	375	8,501
Cloud subscription and software	-	3,138	3,138
Other	168	-	168
Total revenues	23,654	3,513	27,167
Cost of revenue	17,109	3,684	20,793
Gross profit	6,545	(171)	6,374
Research and development	-	4,494	4,494
Selling, general and administrative	7,790	2,921	10,711
Loss from operations	$(1,245)	$(7,586)	$(8,831)
Selling, general and administrative - Corporate			(4,217)
Loss from operations per condensed consolidated statement of operations			$(13,048)

	March 31, 2021
	Computex	Kandy	Corporate	Consolidated
Goodwill	$38,679	$24,144	$-	$62,823
Long-lived assets	6,052	2,912	64	9,028
Total assets	86,168	51,642	13,479	151,289

	December 31, 2020
	Computex	Kandy	Corporate	Consolidated
Goodwill	$42,129	$24,144	$-	$66,273
Long-lived assets	7,022	2,993	46	10,061
Total assets	92,776	49,101	11,130	153,007

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2021

(Unaudited)

16. Commitments and Contingencies

Registration Rights

See Note 9 for a discussion of certain registration rights.

Contingencies

On December 16, 2019, the Company received a complaint filed by one of its vendors for alleged breach of contract asking for approximately $351. This suit was settled during the second quarter of 2020 for $281.

In November 2020, the Company became aware of a claim by a 2018 acquisition target who asserted a claim for $300 for certain unreimbursed compliance- related fees. The Company and the parties to the suit agreed on a settlement of $200, which the Company paid during the three months ended March 31, 2021.

In addition, from time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of March 31, 2021, and through the filing date of this report, the Company does not believe the resolution of any legal proceedings or claims of which it is aware or any potential actions will have a material effect on its financial position, results of operations or cash flows.

17. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued.

In April 2021, an additional 1,500 Units were sold, including 250 units sold to a related party. See Note 9 for additional information on the Units.

Other than as disclosed in this note and as may be disclosed elsewhere in the Notes to the financial statements, there were no subsequent events that required adjustment or disclosure in the condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K, as amended, filed on May 14, 2021 with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Delaware-incorporated entity with operating locations in Minnesota, Michigan, Florida, Texas, Ottawa, North Carolina and Mexico City.

On April 7, 2020, AVCT (formerly known as Pensare Acquisition Corp.), consummated the Computex Business Combination in which it acquired Computex, a private operating company that does business as Computex Technology Solutions. In connection with the Computex Business Combination, the Company changed its name to American Virtual Cloud Technologies, Inc. The purchase price consisted primarily of the issuance of 20,000 Units (consisting of (i) $1,000 in principal amount of the Company’s Series A convertible debentures (the “Debentures”) and (ii) a warrant to purchase 100 shares of Common Stock at an exercise price of $0.01 per whole share (the “Penny Warrants”), assumed debt of $16.6 million and 8.2 million shares of common stock.

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

In response to COVID-19, we have put into place certain restrictions, requirements and guidelines, to protect the health of our employees and clients, including requiring certain conditions to be met before employees return to the Company’s offices. Also, to protect the health and safety of our employees, our daily execution has evolved into a largely virtual model and we continue to endeavor to find innovative ways to engage with customers and prospects as we, our customers and prospects endeavor to navigate the current environment. Between April 1, 2020 and September 1, 2020, Computex reduced the salaries of its employees. We plan to continue to monitor the current environment and may take further actions that may be required by federal, state or local authorities or that we determine are in the interests of our employees, customers, and partners.

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

In addition, we believe our business is well-diversified across verticals (sectors), technology solutions offerings and procurement partners from whom we procure products and software for resale. Our sales teams consist of seasoned account executives and regionally focused sales support teams who work within assigned territories to provide customized solutions to our customers. Our sales teams are supported by industry leading technologists who design end to end solutions and who take projects from design, to implementation, to management. We boast an extensive network of OEMs and distributors which allow us to direct-sell a diverse selection of products and software to our ever-growing customer base, as packaged software or as licensed products and services.

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

Key trends affecting our results of operations

The following are key trends that we believe can impact our results of operations:

●	The increasing need, by organizations, for third-party service providers to manage significant aspects of the IT environment

●	The increasing need, by organizations, to reduce the number of solutions providers they do business with to improve supply chain and internal efficiencies, enhance accountability, improve supplier management practices, and reduce costs

●	The lack of sufficient internal IT resources at mid-sized and large enterprises, and the scarcity of IT personnel in certain high-demand disciplines

●	Disruptive technologies that are creating complexity and challenges for customers and vendors

●	The increasing sophistication and incidences of IT security breaches and cyber-attacks

●	The IT decision-making shift by some companies, whereby IT decision-making is shifting from IT departments to line-of-business personnel, which is changing the customer engagement model and types of consultative services required to fulfill the needs of customers

●	The recognition that certain IT services provide the opportunity of funding via recurring payments over a period of time, rather than large upfront payments

●	The increasing use of multi-cloud strategies, whereby cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, provide the core foundation of modern IT

●	The explosive growth in remote workforce needs.

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

As discussed more fully above, the historical financial information of AVCT (previously a SPAC) prior to the Computex Business Combination has not been reflected in the Predecessor financial statements as these historical amounts have been determined not to be useful information to a user of the financial statements. Accordingly, all activity reported for periods prior to April 7, 2020 (the Predecessor period) reflect only the operations of Computex. As a result, the financial results of the Successor and Predecessor entities, presented herein are expected to be largely consistent, excluding any impact of the Computex Business Combination.

For the reasons discussed above, management believes it remains useful to review the operating results for the three months ended March 31, 2021 with the operating results for the three months ended March 31, 2020 (or 1st quarter 2021 and 1st quarter 2020, respectively).

1st Quarter of 2021 (January 1, 2021 through March 31, 2021) versus the 1st Quarter of 2020 (January 1, 2020 through March 31, 2020)

	First quarter	First quarter
	2021	2020
	Successor	Predecessor
	(in thousands)	(in thousands)
Revenues:
Hardware	$13,910	$10,353
Third party software and maintenance	1,450	1,459
Managed and professional services	8,501	6,439
Cloud subscription and software	3,138	-
Other	168	111
Total revenues	27,167	18,362
Cost of revenue	20,793	12,024
Gross profit	6,374	6,338
Research and development	4,494	-
Selling, general and administrative	14,928	7,075
Loss from operations	(13,048)	(737)
Other (expense) income
Change in fair value of warrant liabilities	(3,558)	-
Interest expense (1)	(5,830)	(241)
Other (expense) income	(186)	18
Total other expenses	(9,574)	(223)
Loss before income taxes	(22,622)	(960)
Benefit (provision) for income taxes	(5)	(11)
Net loss	$(22,627)	$(971)

(1)	Interest expense in the Successor period includes related party interest of $4,845.

Net loss

Net loss for the 1st quarter of 2021 was $22.6 million compared with $0.1 million for the 1st quarter of 2020. Discussed below are the revenue and expense factors that primarily contributed to the quarter over quarter net loss change.

Hardware revenue

Hardware revenue is seasonal and tends to be higher in the fourth quarter of each year. Our hardware revenue was $13.9 million in the 1st quarter of 2021 compared with $10.4 million in the 1st quarter of 2020, an increase of $3.6 million, or 34.4%. We attribute this increase to the impact of COVID-19 due to increased demand for equipment in the manufacturing, logistics and public sectors as more customers transitioned to remote work. Though our hardware revenue was up in the 1st quarter of 2021 compared with the 1st quarter of 2020, the margin decreased 540 basis points due to upfront entry costs related to new customers and changes in product mix.

Software and maintenance revenue

Revenues from software and maintenance services, which are recorded net of direct expenses, was flat at $1.5 million in the 1st quarter of 2021 as well as the 1st quarter of 2020. Since this revenue is recorded net, the revenue is also the gross margin.

Managed and professional services revenue

Managed and professional services revenues increased 32.0%, to $8.5 million in the 1st quarter of 2021 compared with $6.4 million in the 1st quarter of 2020. We attribute this increase to increasing demand for infrastructure assessment, cyber security and managed services monitoring, primarily in the Computex segment which recorded 95.6% of our managed and professional services revenue during the quarter. Though revenues from managed and professional services in the Computex segment increased, the margin decreased 690 basis points compared with the 1st quarter of 2020. Such reduced margins reflect increased investments in direct labor personnel and telecommunications to support our increasing customer base and related service offerings. The newly acquired Kandy segment accounted for $0.4 million of the managed and professional services revenue recorded during the 1st quarter of 2021.

Cloud subscription and software revenue

Cloud subscription and software revenue was $3.1 million in the 1st quarter of 2021 and represents revenue from subscriptions to the Company’s cloud-based technology platform, offered through the Kandy segment, which the Company acquired on December 1, 2020.

Other revenue

Other revenue, which consists primarily of freight and reimbursables, including travel, meals and entertainment, was $0.2 million and $0.1 million for the 1st quarter of 2021 and the 1st quarter of 2020, respectively. By its nature, this type of revenue fluctuates depending on the revenue of the other product lines.

Total revenue, cost of revenue and gross margin

Aggregate revenue for the five product lines together was $27.2 million in the 1st quarter of 2021, an increase of $8.8 million, or 48.0%, compared with $18.4 million in the 1st quarter of 2020. Though aggregate revenues increased, aggregate gross profit was flat at $6.3 million in both quarters due primarily to the impact of increased margins on hardware revenue being offset by lower margins on managed and professional services revenue. Of the $8.8 million increase, $3.5 million related to the Kandy acquisition.

Research and development

The Company began recognizing research and development expenses when it acquired Kandy in December 2020. In the 1st quarter of 2021, research and development expenses were $4.5 million and represent research and development costs related to certain proprietary software incurred in an agile software environment with releases broken down into several iterations called sprints involving short cycles of development in which the research and development teams create potentially shippable products. Currently, because the development phases (called sprints) are so short (typically 4-6 weeks long), such costs are expensed as incurred, and include personnel-related costs, depreciation related to engineering and test equipment, allocated costs of facilities and information technology, outside services and consultants, supplies, software tools and product certification.

Selling, general and administrative expenses

Selling, general and administrative expenses (including transaction costs) for the 1st quarter of 2021 and the 1st quarter of 2020 consisted of the components in the following table (in thousands):

			Change
	First quarter	First quarter	Increase
	2021	2020	(decrease)
	Successor	Predecessor
Salaries, benefits, subcontracting & personnel administration costs	$10,122	$5,606	$4,516
Building occupancy costs, utilities, office supplies & repairs and maintenance	780	493	287
Depreciation and amortization	899	487	412
Dues, subscriptions and memberships	334	208	126
Sales and marketing	663	191	472
Vendor marketing funds	(128)	(281)	153
Meals, entertainment & travel	24	137	(113)
Management fees	-	75	(75)
Professional fees	1,387	81	1,306
Insurance	465	42	423
Other	382	36	346
	$14,928	$7,075	$7,853

Selling, general and administrative expenses increased $7.9 million, partly as a result of added expenses related to the Kandy acquisition ($2.9 million of the increase) as well as an increase in personnel-related costs, professional fees, insurance and depreciation and amortization. Personnel-related expenses increased primarily as a result of the inclusion of AVCT corporate salaries in the Successor period, which were not included in the Predecessor period, and the inclusion of share-based compensation expenses in the Successor period which are related to awards issued in the Successor period. The increased insurance expenses are related to the Company’s expanded public company activities. Increased professional fees are also related to the Company’s expanded public company activities. The increase in depreciation and amortization was due to increased amortization expense related to intangible assets recognized as of the Computex Closing Date and the Kandy Closing Date. Meals, entertainment and travel decreased as a result of less travel and meetings with clients due to COVID-19 restrictions.

Change in fair value of warrant liabilities

The change in the fair value of warrant liabilities of $3.6 million represent mark-to-market fair value adjustments related to certain warrants issued in connection with the IPO in 2017. Such changes primarily result from changes in the Company’s stock price.

Interest expense

Interest expense in the 1st quarter of 2021 was up compared with the 1st quarter of 2020, primarily as a result of interest on the Debentures (which includes paid-in-kind interest) and the subordinated promissory note which were both issued in the Successor period. The Debentures bear interest at the rate of 10.00% per annum and the subordinated promissory note bears interest at the rate of 12.00% per annum. Interest expense, which also includes amortization of the discount on the Debentures, consisted of the following (in thousands):

	First quarter	First quarter
	2021	2020
	Successor	Predecessor
Amortization of Debenture discount	$2,954	$-
Debenture interest paid-in-kind	2,656	-
Interest on Term Note	79	104
Interest on line of credit	78	106
Other	63	31
	$5,830	$241

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

Liquidity and Capital Resources

Overview

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under its Credit Agreement. The Credit agreement is more fully discussed in Note 8 to the condensed consolidated financial statements. From time to time, the Company may also choose to access the debt and equity markets to fund acquisitions, fund working capital and to diversify its capital sources. The Company’s current principal capital requirements are to fund working capital and make investments in line with its business strategy, including capital expenditures.

The Credit Agreement matures on June 30, 2021, and, as amended, provides for maximum borrowings of $16.5 million on the line of credit portion with a scheduled reduction of $3.5 million in availability under the line of credit as of April 1, 2021. As amended, the Credit Agreement provides for a minimum monthly liquidity (defined as unrestricted cash plus availability under the line of credit) of $3.0 million commencing January 31, 2021. As of March 31, 2021, amounts outstanding under the term loan and the line of credit with Comerica Bank were $5.3 million and $6.8 million, respectively.

In addition, at March 31, 2021, the Company had unrestricted and restricted cash of $15.3 million and $0.4 million, respectively, in its operating bank accounts, and had availability under its line of credit of $5.5 million. Shareholders’ deficit at March 31, 2021 was $4.4 million. Also, as of March 31, 2021, the Company’s current liabilities exceeded its current assets by $15.3 million, primarily as a result of the classification of the components of the Credit Agreement as current.

On or before the maturity date of the Credit Agreement, the Company may seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender. In addition, during the 1st quarter and early 2nd quarter, the Company raised additional capital through the issuance of Debentures which it plans to use to fund expansion, capital expenditures and working capital for its current operations. See Note 8 to the condensed consolidated financial statements for additional information on the Debentures.

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

In April 2020, we received a PPP loan of $4.1 million. The PPP loan is administered by the SBA. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of such loans after eight weeks, if the loan is used for eligible purposes, including to fund payroll costs, mortgage interest, rent and/or utility costs, and meet certain other requirements, including, the maintenance of employment and compensation levels. We believe that we have used the entire PPP Loan for qualifying expenses and expect to qualify for full or partial forgiveness under the program. However, we can provide no assurance that we will obtain forgiveness for any portion. See Note 8 for additional disclosures about the Company’s debt.

Successor cash flows

Operating activities

Net cash used in operating activities was $7.2 million in the 1st quarter of 2021, which was the result of net cash used to fund operating expenses, including operating expenses for Kandy which include research and development costs, and lower cash available from deferred revenue, partially offset by cash flows from receivables and accounts payable and accrued liabilities.

Investing activities

Investing activities used net cash of $0.3 million in the 1st quarter of 2021 and consisted of capital expenditures.

Financing activities

Financing activities provided net cash of $12.7 million in the 1st quarter of 2021, and was generated from the issuance of Debentures of $14.5 million, partially offset by net debt repayments of $1.0 million and share repurchases of $0.8 million related to employee tax withholding associated with the delivery of vested RSUs under the Company’s equity incentive plan.

Predecessor cash flows

Operating activities

Net cash used in operating activities was $2.1 million in the 1st quarter of 2020 and was primarily due to lower cash flows available from deferred revenue and the use of cash flows to fund prepaid expenses, partially offset by cash flows from accounts receivable.

Investing activities

Investing activities used cash flows of $0.1 million in the 1st quarter of 2020, which consisted of funding for capital expenditures.

Financing activities

Financing activities provided cash flows of $2.3 million in the 1st quarter of 2020, consisting primarily of net funding under the line of credit of $3.0 million, partially offset by $0.7 million of debt repayments.

Off-Balance Sheet Arrangements

At March 31, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and had not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies, Judgements and Estimates

Except for the adoption of ASU No. 2020-06, which is discussed in Note 4 to the condensed consolidated financial statements, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K, as amended, for the year ended December 31, 2020.

Recent Accounting Pronouncements Issued and Adopted

See Note 3 of the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

Our business is primarily conducted within US markets and, hence we have no material exposure to currency fluctuations. International revenues in the 1st quarter of 2021 was 3.9% of total revenues.

Interest rate risk

Interest rate risks are inherent in the Credit Agreement, partially mitigated by an interest rate swap. See Note 8 to the condensed consolidated financial statements. Currently, management does not view this exposure to be a significant risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2021 due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting.” In light of such material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Due solely to the events that led to the restatement of our December 2020 consolidated financial statements, management has identified a material weakness in internal controls related to the accounting for warrants issued by Pensare Acquisition Corp. (“Pensare”) issued in connection with the initial public offering, as described in the section titled, “Restatement of Previously Issued Financial Statements” in Note 3 of the Notes to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K, as amended.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of the December 2020 financial statements that are described in the Company’s Annual Report on Form 10-K, as amended, had not yet been identified.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Currently, there are no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against us or any members of our management team in their capacity as such.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in our Annual Report on Form 10-K, as amended, filed with the SEC on May 14, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations, financial condition or cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business. As of the date of this quarterly report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, as amended, filed with the SEC on May 14, 2021, other than the amended and restated risk factors set forth below and except as may otherwise be disclosed in this quarterly report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

We have identified a material weaknesses in our internal control over financial reporting related to the restatement described in our Annual Report on Form 10K, as amended, which, if not remediated, could result in material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Management is also likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes or material weaknesses identified as a result of such evaluation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to accounting for the Private Placement and EBC Warrants issued in connection with Pensare Acquisition Corp.’s initial public offering in 2017. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective as of March 31, 2021. This material weakness resulted in the need to restate certain financial statement line items in our previously issued financial statements for the period ended December 31, 2020.

Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Such material weakness could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

We identified a material weakness in our internal controls over financial reporting. As a result of such material weakness, the restatement described elsewhere in this Report, the change in accounting for the Company’s Private Placement and EBC warrants, and other matters raised or that may in the future be raised by the SEC, the Company could potentially face litigation or other disputes which could include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that any such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent sales, in a private placement, of units of securities of the Company (“Units”), including 14,510 Units sold during the three months ended March 31, 2021 are disclosed in Note 9 to the condensed consolidated financial statements. The issuances of such securities were contemplated by the terms of a previously disclosed Securities Purchase Agreement, dated as of April 3, 2020, and were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. See Note 9 for the terms of the Units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

Date: May 18, 2021		/s/ Xavier D. Williams
	Name:	Xavier D. Williams
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas H. King
	Name:	Thomas H. King
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)