Form 10-Q
period 2021-06-30
American Virtual Cloud Technologies, Inc.
filed 2021-08-12
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 9, 2021, 20,427,452 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, or as otherwise noted)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$9,214	$9,944
Restricted cash	170	561
Trade receivables, net of allowances of $182 and $111 at June 30, 2021 and December 31, 2020, respectively	21,982	22,837
Prepaid expenses and other current assets	3,038	1,601
Inventory	1,643	1,057
Total current assets	36,047	36,000
Property and equipment, net	8,921	10,061
Other assets:
Goodwill	62,823	66,273
Other intangible assets, net	38,015	40,606
Other noncurrent assets	497	67
Total other assets	101,335	106,946
TOTAL ASSETS	$146,303	$153,007

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$32,328	$32,705
Deferred revenue	2,030	4,608
Line of credit	8,608	7,355
Current portion of notes payable and capital leases	8,822	9,232
Subordinated promissory note	500	500
Total current liabilities	52,288	54,400
Long-term liabilities
Notes payable and capital leases (net of current portion and deferred financing fees)	45	963
Convertible Debentures, net of discount - related party	84,211	31,969
Convertible Debentures, net of discount and deferred financing fees	19,609	9,675
Warrant liabilities	5,326	5,303
Deferred tax liability	-	3,459
Other liabilities	70	69
Total long-term liabilities	109,261	51,438
Total liabilities	161,549	105,838

Commitments and contingent liabilities (see note 16)

Stockholders’ (deficit) equity:
Successor:
Preferred stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 20,302,452 and 19,753,061 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	2	2
Additional paid-in capital	65,727	90,828
Accumulated deficit	(80,975)	(43,661)
Total stockholders’ (deficit) equity	(15,246)	47,169
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$146,303	$153,007

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	Three Months Ended	April 7, 2020 through	Six Months Ended	April 1, 2020 through	January 1, 2020 through
	June 30, 2021	June 30, 2020	June 30, 2021	April 6, 2020	April 6, 2020
	Successor	Successor	Successor	Predecessor	Predecessor

Revenues:
Hardware	$12,309	$10,442	$26,219	$234	$10,587
Third party software and maintenance	1,585	1,532	3,035	-	1,459
Managed and professional services	9,219	6,984	17,728	441	6,880
Cloud subscription and software	4,057	-	7,187	-	-
Other	392	139	560	-	111
Total revenues	27,562	19,097	54,729	675	19,037

Cost of revenue	19,078	12,917	39,871	402	12,426

Gross profit	8,484	6,180	14,858	273	6,611
Research and development	4,604	-	9,098	-	-
Selling, general and administrative	16,274	7,688	31,385	760	7,835

Loss from operations	(12,394)	(1,508)	(25,625)	(487)	(1,224)

Other (expense) income
Change in fair value of warrant liabilities	3,535	(1,197)	(23)
Interest expense - related party	(5,164)	(1,465)	(10,009)	-	-
Interest expense	(1,821)	(696)	(2,806)	(143)	(384)
Other (expense) income	(16)	(13)	(19)	13	31
Total other expenses	(3,466)	(3,371)	(12,857)	(130)	(353)

Net loss before income taxes	(15,860)	(4,879)	(38,482)	(617)	(1,577)

(Provision) benefit for income taxes	(46)	8	(51)	(1)	(12)

Net loss	$(15,906)	$(4,871)	$(38,533)	$(618)	$(1,589)

Loss per share - basic and diluted	$(0.78)	$(0.25)	$(1.91)	$(617.60)	$(1,587.30)

Weighted average shares outstanding - basic and diluted	20,299,030	19,635,830	20,151,562	1,000	1,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	For the period April 1, 2020 through April 6, 2020
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Predecessor
Balance, April 1, 2020	1,000	$-	$18,717	$(11,895)	$6,822
Net loss	-	-	-	(618)	(618)
Balance, April 6, 2020	1,000	$-	$18,717	$(12,513)	$6,204

	For the period January 1, 2020 through April 6, 2020
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Predecessor
Balance, January 1, 2020	1,000	$-	$18,717	$(10,924)	$7,793
Net loss	-	-	-	(1,589)	(1,589)
Balance, April 6, 2020	1,000	$-	$18,717	$(12,513)	$6,204

	For the period April 7, 2020 through June 30, 2020
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Successor
Balance, April 7, 2020	7,932,977	$1	$7	$(15,410)	$(15,402)
Conversion of rights (previously issued in the IPO) into shares	3,105,000	-	-	-	-
Issuance of shares in connection with the acquisition of Computex (as defined in Note 1)	8,189,490	1	24,567	-	24,568
Issuance of shares in exchange for services	500,000	-	1,500	-	1,500
Deferred underwriting fees relating to IPO	-	-	(3,000)	-	(3,000)
Debenture discount relative value of warrants	-	-	9,937	-	9,937
Redemption of shares held in trust	(91,637)	-	-	(1,004)	(1,004)
Stock-based compensation	-	-	618	-	618
Net loss	-	-	-	(4,871)	(4,871)
Balance, June 30, 2020	19,635,830	$2	$33,629	$(21,285)	$12,346

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	For the period April 1, 2021 through June 30, 2021
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Successor
Balance, April 1, 2021	19,968,390	$2	$60,671	$(65,069)	$(4,396)
Debenture discount relative to fair value of warrants	-	-	3,560	-	3,560
Vested and delivered RSUs	396,250	-	-	-	-
Shares repurchased for tax withholding	(62,188)	-	(365)	-	(365)
Share-based compensation	-	-	1,861	-	1,861
Net loss	-	-	-	(15,906)	(15,906)
Balance, June 30, 2021	20,302,452	$2	$65,727	$(80,975)	$(15,246)

	For the period January 1, 2021 through June 30, 2021
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Successor
Balance, January 1, 2021	19,753,061	$2	$90,828	$(43,661)	$47,169
Cumulative effect of accounting change related to adoption of ASU 2020-06 (See Note 4)	-	-	(36,983)	1,219	(35,764)
Debenture discount relative to fair value of warrants	-	-	9,223	-	9,223
Vested and delivered RSUs	702,500	-	-	-	-
Shares repurchased for tax withholding	(153,109)	-	(1,142)	-	(1,142)
Share-based compensation	-	-	3,801	-	3,801
Net loss	-	-	-	(38,533)	(38,533)
Balance, June 30, 2021	20,302,452	$2	$65,727	$(80,975)	$(15,246)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six months ended	April 7, 2020 through	January 1, 2020 through
	June 30, 2021	June 30, 2020	April 6, 2020
	Successor	Successor	Predecessor
Cash Flows from Operating Activities:
Net loss	$(38,533)	$(4,871)	$(1,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,339	827	933
Amortization of intangible assets	2,591	550	263
Amortization of Convertible Debenture discount	6,461	927	-
Interest on convertible debt paid-in-kind	5,739	1,015	-
Share-based compensation	3,801	618	-
Change in fair value of warrant liabilities	23	1,197	-
Deferred income taxes	(9)	(24)	-
Amortization and write-off of deferred financing costs	132	7	128
Loss on disposal of property and equipment	183	-	-
Changes in operating assets and liabilities:
Accounts receivable	855	(4,109)	2,296
Prepaid expenses and other current assets	(1,437)	(1,327)	(857)
Inventory	(586)	31	(1,084)
Accounts payable and accrued expenses	(417)	(4,672)	756
Other current liabilities	-	121	2
Deferred revenue	(2,578)	(821)	(2,353)
Other	(285)	(20)	(76)
Net cash used in operating activities	(21,721)	(10,551)	(1,581)
Cash Flows from Investing Activities:
Cash from the acquisition of Computex (See Note 5)	-	269	-
Purchase of property and equipment	(1,393)	(171)	(157)
Deferred development costs	(93)	-	-
Net cash (used in) provided by investing activities	(1,486)	98	(157)
Cash Flows from Financing Activities:
Net change in line of credit	1,253	(1,070)	3,029
Payment of taxes from withheld shares	(1,142)	-	-
Debt repayments (including capital lease obligations)	(1,397)	(332)	(1,040)
Proceeds from PPP Loan (See Note 8)	-	4,135	-
Issuance of Convertible Debentures (See Note 9)	24,000	12,104	-
Issuance of common stock	-	1,500	-
Redemption of shares held in trust	-	(1,004)	-
Payment of deferred financing fees	(628)	(113)	-
Net cash provided by financing activities	22,086	15,220	1,989
Net change in cash and restricted cash	(1,121)	4,767	251
Cash and restricted cash, beginning of period	10,505	1,873	18
Cash and restricted cash, end of period	$9,384	$6,640	$269
Supplemental Disclosures about Cash Flow Information
Cash paid for interest	$380	$205	$384
Cash paid (refunds received) for income taxes	$214	$-	$(4)
Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of warrants related to the issuance of Convertible Debentures	$9,223	$9,937	$-
Noncash acquisition of Computex in exchange for common stock, Convertible Debentures and assumed debt	-	61,211	-
Promissory note - related party, exchanged for Convertible Debentures	-	8,566	-
Deferred underwriting fees settled via the issuance of common stock and the issuance of subordinated promissory note	-	3,000	-
Capital expenditures included in accounts payable and accrued expenses	58	41	125

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

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

Covid-19

The novel strain of coronavirus (“COVID-19”) continues to significantly impact local, regional, and global economies, businesses, supply chains, production and sales across a range of industries. The extent of its impact on our operational and financial performance is uncertain and difficult to predict and we remain cautious about the global recovery.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

To protect the health and safety of our employees, our daily execution has evolved into a largely virtual model. However, we have found ways to continue to engage with and assist our customers and partners as they work to navigate the current environment. We will continue to monitor the current environment and may take further actions that may be required by federal, state or local authorities or that we determine to be in the interests of our employees, customers, and partners.

2. Liquidity

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under its Credit Agreement (defined and more fully discussed in Note 8). From time to time, the Company may also choose to access the debt and equity markets to fund acquisitions, fund working capital and to diversify its capital sources. The Company’s current principal capital requirements are to fund working capital, fund capital expenditures and make investments that are in line with its business strategy.

The Credit Agreement, as amended, matures on December 31, 2021, and, as of June 30, 2021, provides for maximum borrowings of $13,000 on the line of credit portion with scheduled reductions of $1,000 in availability on October 1, 2021, November 1, 2021 and December 1, 2021. As amended, the Credit Agreement provides for a minimum monthly liquidity (defined as unrestricted cash plus availability under the line of credit) of $3,000 and limits unfinanced capital expenditures to $3,000. As of June 30, 2021, amounts outstanding under the term loan and the line of credit under the Credit Agreement were $4,488 and $8,608, respectively.

In addition, at June 30, 2021, the Company had unrestricted and restricted cash of $9,214 and $170, respectively, in its operating bank accounts, and had availability under its line of credit of $4,435. Stockholders’ deficit at June 30, 2021 was $15,246. Also, as of June 30, 2021, the Company’s current liabilities exceeded its current assets by $16,241, primarily as a result of the classification of the components of the Credit Agreement as current.

On or before the maturity date of the Credit Agreement, the Company may seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender.

Whereas the Company continues to analyze its liquidity to ensure that it is able to execute on its operational plan, it believes that cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity and debt offerings will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. However, if the Company is unable to achieve its forecasts, fails to meet any of the financial covenants in the Credit Agreement and is unable to obtain a waiver or an amendment under the Credit Agreement to allow it to continue to borrow, or raise additional equity or debt capital, the Company may need to pursue one or more alternatives, such as to reduce or delay investments in its business, or seek additional financing. The Company can provide no assurance that future funding will be available if and when required or that such funding will be available on terms that it finds acceptable. Any projection is based on the Company’s current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2020, as filed with the SEC on May 14, 2021. The interim results for the period ended June 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021 or any future interim periods.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

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

June 30, 2021

(Unaudited)

Public, Private Placement and EBC Warrants

On July 27, 2017, the Company entered into certain Warrant Purchase Agreements with each of Pensare Sponsor Group, LLC, a Delaware limited liability company (the “Sponsor”), MasTec, Inc., a Florida corporation, and EarlyBirdCapital, Inc., a Delaware corporation (“EBC” and, together with the Sponsor and MasTec, Inc., the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 10,512,500 warrants in connection with and simultaneously with the closing of the IPO, including the full over-allotment amount (the “Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant.

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

Subsequent to the Computex Closing Date and as of June 30, 2021, 15,525,000 Public Warrants, 10,512,500 Private Placement Warrants and 675,000 EBC Warrants remained outstanding.

The Private Placement Warrants and EBC Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial Purchasers or their permitted transferees. Public Warrants and any Private Placement Warrants or EBC Warrants that are transferred to nonpermitted transferees are redeemable at the option of the Company and are generally not exercisable on a cashless basis.

The Company evaluated the Warrants under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in an Entity’s Own Equity, and concluded that the Private Placement Warrants and the EBC Warrants do not meet the criteria to be classified in stockholders’ equity. A recent SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the Private Placement Warrants and the EBC Warrants from being classified in equity. Therefore the Private Placement Warrants and the EBC Warrants are classified as liabilities at fair value, with subsequent changes in fair values recognized in earnings at each reporting date. Changes in the fair value of the Private Placement Warrants and EBC Warrants may be material to the Company’s future operating results.

The fair values of the Private Placement Warrants and EBC Warrants were determined using the Black-Scholes model in which the following assumptions were used for the valuation performed during the three months ended June 30, 2021:

○	stock price volatility – 35%

○	exercise price – $11.50

○	discount rate – 0.6161% and 0.0833% for the Private Placement and EBC warrants, respectively

○	remaining useful life – 3.77 years and 1.07 years for the Private Placement and EBC warrants, respectively

○	stock price – $5.95

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. Cash held by the Company, in financial institutions, regularly exceeds the federally insured limit of $250. At June 30, 2021, cash balances held with a financial institution exceeded the federally insured limit. However, management does not believe this poses a significant credit risk.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

No customer accounted for more than 10% of sales during the three and six months ended June 30, 2021. During the periods April 7, 2020 through June 30, 2020 and January 1, 2020 through April 6, 2020, one customer accounted for more than 10% of sales. During the period April 1, 2020 through April 6, 2020, two customers accounted for more than 10% of sales.

One customer accounted for 10% or more of accounts receivable at June 30, 2021. No customer accounted for 10% or more of accounts receivable at December 31, 2020. One vendor accounted for at least 10% of accounts payable at June 30, 2021 (accounting for $12,079). At December 31, 2020, one vendor accounted for at least 10% of accounts payable (accounting for $13,602). During the three and six months ended June 30, 2021, one of our vendors accounted for approximately 54% and 56% of purchases, respectively, at our Computex subsidiary.

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

The fair values of the Private Placement Warrants and EBC Warrants are reflected on the condensed consolidated balance sheet as “Warrant Liabilities,” are determined using a Black-Scholes model, and are considered to be Level 2 valuations. The significant assumptions used to determine the fair value as of June 30, 2021 are disclosed above in the section titled, “Public, Private Placement and EBC Warrants.”

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

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

4. Recently Issued and Adopted Accounting Standards

Recently issued accounting standards

As an emerging growth company, the Company has the option of adopting new accounting pronouncements on a delayed basis and has opted to take advantage of this option. As a result, unless the Company chooses to early-adopt a new accounting standard, the Company adopts new accounting standards based on the timeline for adoption afforded to privately-held companies.

In May 2021, the FASB issued ASU No. 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU No. 2021-04”), which provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. Under ASU 2021-04, an entity is required to treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option, that remains equity classified, as an exchange of the original instrument for a new instrument. ASU 2021-04 also provides guidance on the measurement of the effect of a modification or exchange and requires entities to recognize the effect of any such modification or exchange on the basis of the substance of the transaction.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

ASU No. 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Entities are required to apply the amendments prospectively to modifications or exchanges that occur on or after the effective date. Early adoption is permitted.

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

Recently adopted accounting standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity,” (“ASU No. 2020-06”) which simplifies the accounting for some financial instruments with characteristics of liabilities and equity, including the Company’s Convertible Debentures (or “Debentures,” as defined in Note 9). ASU No. 2020-06 eliminates the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. In addition, with respect to convertible instruments, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share instead of the treasury stock method. The Company early adopted ASU No. 2020-06 effective January 1, 2021 using the modified retrospective approach. Upon adoption, the following changes resulted:

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

June 30, 2021

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

The following table summarizes the effects of adopting ASU 2020-06 on the Company’s consolidated statement of operations for the Successor period April 7, 2020 to December 31, 2020:

		With
	Successor	Adoption of	ASC 2020-06
	(as reported)	ASC 2020-06	Impact

Interest expense	$(9,316)	$(8,098)	$1,218
Total other expenses	(12,931)	(11,713)	1,218
Net loss before income taxes	(25,506)	(24,288)	1,218
Net loss	(25,576)	(24,358)	1,218
Loss per share - basic and diluted	$(1.30)	$(1.24)	$0.06

The adoption of ASU 2020-06 had no impact on net cash provided by operating activities, net cash used in investing activities or net cash provided by financing activities.

5. Acquisitions

Computex

On April 7, 2020, the Company consummated the Computex Business Combination that resulted in the acquisition of Computex. The acquisition qualified as a business combination under ASC 805, Business Combinations (“ASC 805”). Accordingly, the Company recorded assets acquired and liabilities assumed at their acquisition-date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The goodwill, which is not deductible for tax purposes, results from factors such as an assembled workforce and management’s industry knowledge.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

The following table presents the allocation of the purchase consideration among the assets acquired and liabilities assumed at their estimated acquisition-date fair values.

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

Identifiable intangible assets acquired consist of customer relationships of $17,300 and trade names of $7,000. Both the customer relationships and the trade names were valued using a form of the income approach. The customer relationship was valued using the Multi-Period Excess Earnings Method (or MPEEM) and the method used for the trade names was the Relief from Royalty Method. AVCT incurred transaction costs of $142, which was net of a credit of $903 granted by a creditor whose account was settled by the issuance of $2,500 in Debentures, $1,500 in shares of common stock and cash of $100. During the six months ended June 30, 2021, there was a measurement period adjustment to goodwill of $3,450 related to a deferred tax liability that was previously recorded as of the Computex Closing Date.

Since the results of operations prior to April 7, 2020 relate to the operations of Computex, excluded from the Predecessor statement of operations are investment income and transaction costs incurred by AVCT. Accordingly, for the period April 1, 2020 through April 6, 2020, excluded are transaction costs of $714. For the period January 1, 2020 through April 6, 2020, investment income and transaction costs of $1,365 and $6,887, respectively, were excluded.

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

June 30, 2021

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

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Computex and Kandy acquisitions as if the acquisitions had occurred on January 1, 2020 (in thousands):

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$27,562	$23,240	$54,729	$44,460
Net loss	(15,906)	(10,570)	(38,533)	(20,550)

The pro forma financial information included herein are not necessarily indicative of the results of operations that would have been realized if the acquisitions had been completed on January 1, 2020. Such pro forma financial information does not give effect to any integration costs related to the acquired companies.

The combined net loss in the table above was adjusted for the transaction costs related to the acquisitions (included as expenses in the six months ended June 31, 2020) and the incremental changes in the amortization of intangible assets.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

6. Goodwill and intangible assets

The Company’s intangible assets as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021			December 31, 2020
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$24,900	$(2,560)	$22,340	$24,900	$(1,304)	$23,596
Tradenames	9,500	(1,228)	8,272	9,500	(576)	8,924
Acquired technology	8,200	(797)	7,403	8,200	(114)	8,086
Intangible assets	$42,600	$(4,585)	$38,015	$42,600	$(1,994)	$40,606

The estimated lives of the intangible assets are included in Note 5. The weighted average useful life of the intangible assets, as of June 30, 2021 was 7.7 years. Amortization expense was $1,296 and $2,591 for the three and six months ended June 30, 2021, respectively. For the periods, April 7, 2020 through June 30, 2020, April 1, 2020 through April 6, 2020 and January 1, 2020 through April 6, 2020, amortization expense was $550, $16 and $263, respectively.

Goodwill activity during the six months ended June 30, 2021 was as follows:

Carrying
amount
Balance, January 1, 2021	$66,273
Measurement period adjustment - Computex	(3,450)
Balance, June 30, 2021	$62,823

The measurement period adjustment to goodwill in the table above relates to a deferred tax liability that was previously recorded as of the Computex Closing Date.

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses were as follows at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Accounts payable	$22,265	$20,696
Accrued compensation, benefits and related accruals	5,509	5,780
Accrued professional fees	2,915	2,736
Due to related party	-	1,324
Other	1,639	2,169
	$32,328	$32,705

8. Long-Term Debt

In connection with the consummation of the Computex Business Combination, the Company assumed the obligations of Computex under a credit agreement with Comerica Bank (as amended, the “Credit Agreement”), which includes a term note and a line of credit. On the Computex Closing Date, the Company and Comerica Bank entered into a third amendment to the Credit Agreement that added the Company as borrowers and amended certain provisions of the Credit Agreement, including changing the maturity date of the loans under the Credit Agreement to December 31, 2020, and removing certain financial covenants. On November 13, 2020, the Company and Comerica Bank entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”) that extended the maturity date to June 30, 2021, provided for a decrease in maximum borrowings on the line of credit effective April 1, 2021, amended the interest rates and, commencing January 31, 2021, provided for a minimum monthly liquidity (defined as unrestricted cash plus availability under the line of credit) of $3,000. In connection with the Fifth Amendment on November 13, 2020, the Company was required to make a one-time principal payment of $250 on the term loan. Also, in connection with the Fifth Amendment, maximum borrowings permitted under the line of credit decreased by $3,500 to $13,000 on April 1, 2021.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

In connection with the acquisition of Kandy, the Company later entered into a sixth amendment to the Credit Agreement that required the Company to repay $250 under the Credit Agreement, for every $12,500 of capital raised.

On June 24, 2021, the Company entered into a seventh amendment to the Credit Agreement that extended the maturity date of the Credit Agreement to December 31, 2021. The seventh amendment also (i) reduces the availability under the line of credit by $1,000 per month starting on October 1, 2021 (ii) increases the monthly payments under the term loan to $800 beginning September 1, 2021 and (iii) increases the applicable interest rates under the Credit Agreement.

Availability on the line of credit is determined weekly, based on a weekly borrowing base computation that is primarily based on certain percentages of accounts receivable and inventory. At June 30, 2021, maximum borrowings under the line of credit was $12,463, of which $4,435 was available.

On or before the maturity date of the Credit Agreement, the Company plans to seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender. However, there can be no assurance that financing will be available in the amounts the Company requires or on terms acceptable to it, if at all. On June 30, 2021 and December 31, 2020, the balance on the line of credit was $8,608 and $7,355, respectively.

The effective rate under the Credit Agreement was 7.5% and 5.00% at June 30, 2021 and December 31, 2020, respectively.

The Credit Agreement is subject to a security agreement which includes substantially all assets of the Company and a pledge of Computex’s equity. Effective on the Computex Closing Date, the previous Computex shareholder was released from the guaranty agreement made in connection with the Credit Agreement.

In July 2021, the Company’s application for forgiveness of a PPP loan of $4,135 was approved. Under the terms of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), PPP loan recipients had the option to apply for forgiveness for all or a portion of such loans, if the loan was used for eligible purposes, including to fund payroll costs.

In 2018, Computex entered into an interest rate swap arrangement to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on the term note under the Credit Agreement. The interest rate swap has a notional amount of $2,857 and a maturity date of August 2, 2021. The fixed interest rate is 3.04% with a corresponding floating interest rate of 1-month LIBOR. The interest rate swap does not qualify for hedge accounting. A liability of $12 and $51 was recorded for the fair value of the related derivative at June 30, 2021 and December 31, 2020, respectively, and is included in accounts payable and accrued expenses.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

Total long-term debt as of June 30, 2021 and December 31, 2020 consisted of the following:

	June 30, 2021	December 31, 2020
Senior debt - Term note payable to Comerica Bank; monthly principal payments of $800 (starting September 1, 2021) plus interest through the maturity date of December 31, 2021; interest rate variable with effective rate of 7.50% and 5.00% at June 30, 2021 and December 31, 2020, respectively	$4,488	$5,702
PPP Loan administered by Comerica Bank; interest rate 1.00%; amount was forgiven on or about July 2, 2021	4,135	4,135
Line of credit, maturing December 31, 2021	8,608	7,355
Capital lease obligations	244	427
Total long-term debt	17,475	17,619
Less: unamortized debt issuance costs	-	(69)
Total notes payable and line of credit, net of unamortized debt issuance costs	17,475	17,550
Less: current maturities of notes payable and line of credit	(17,430)	(16,587)
Long-term debt, net of current maturities and unamortized debt issuance costs	$45	$963

Subordinated promissory note

On the Computex Closing Date, the Company issued a subordinated promissory note of $500 in partial settlement of a deferred underwriting fee of $3,000. The remaining $2,500 was settled via the issuance of Convertible Debentures (See Note 9). The subordinated promissory note bears interest at 12.00% per annum, and, as amended, matures on September 30, 2021. The promissory note is subordinate to any amounts owed under the Credit Agreement and interest and principal are all payable on the maturity date.

9. Stockholders’ (Deficit) Equity, Related Warrants, Debentures and Guaranty

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001. As of June 30, 2021 and December 31, 2020, no preferred stock was issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2021, 20,302,452 shares of common stock were issued and outstanding.

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

Convertible Debentures, related warrants and guaranty

On the Computex Closing Date, the Company also consummated the sale, in a private placement (the “Private Placement”), of units of securities of the Company (“Units”) to certain investors (each, an “Investor”), as contemplated by the terms of the previously disclosed Securities Purchase Agreement, dated as of April 3, 2020 (the “Securities Purchase Agreement”). Each Unit consists of (i) $1,000 in principal amount of the Company’s Series A convertible debentures (the “Convertible Debentures” or “Debentures”) and (ii) a warrant to purchase 100 shares of Common Stock at an exercise price of $0.01 per whole share (the “Penny Warrants”). The issuances of such securities were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

In addition, in connection with the acquisition of Kandy on December 1, 2020 and pursuant to the terms of the Kandy purchase agreement, the Company, in December 2020, issued 43,778 Units to Ribbon as consideration for the Kandy purchase, sold 10,000 Units to SPAC Opportunity Partners, LLC, a shareholder of the Company and 1,000 Units to a director. Also, the Company sold 24,000 additional Units between January 1, 2021 and June 30, 2021 (including 9,540 Units that were sold to related parties).

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

The Debentures issued in connection with the acquisition of Kandy on December 1, 2020 and pursuant to the terms of the Kandy purchase agreement consisted of aggregate principal amounts of $43,778 issued to Ribbon, $10,000 sold to SPAC Opportunity Partners, LLC, a shareholder of the Company and $1,000 sold to a director. In addition, between January 1, 2021 and June 30, 2021, $24,000 were sold to various investors (including $9,540 sold to related parties). The Debentures sold between December 1, 2020 and June 30, 2021 are in the same form as those issued in connection with the acquisition of Kandy.

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

The Penny Warrants issued in December 2020, as part of the Units sold, entitle the holders to purchase an aggregate of up to 5,477,800 shares of the Company’s common stock at an exercise price of $0.01 per share. Such warrants consist of 4,377,800 issued to Ribbon, 1,000,000 issued to SPAC Opportunity Partners, LLC and 100,000 issued to a director).

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

The Penny Warrants issued between January 1, 2021 and June 30, 2021, as part of the Units sold, entitle the holders to purchase an aggregate of up to 2,400,000 warrants (including 954,000 warrants issued to related parties).

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

Derivative consideration and other disclosures relating to the Debentures and Penny Warrants

Based on ASC 815, Derivatives and Hedging, the convertible feature of the Debentures issued on the Computex Closing Date was not considered a derivative and therefore has been recorded in liabilities, as part of the Debentures, and was not bifurcated. However, an embedded beneficial conversion feature was previously assessed in relation to the Debentures issued in December 2020 and was previously recorded in equity at its intrinsic value with a corresponding debt discount recorded to the Debentures at December 31, 2020. The beneficial conversion feature on such Debentures, which was evaluated in accordance with ASC 470-20 “Debt with Conversion and Other Options” was determined to be $36,983 and arose as a result of the conversion price of such Debentures being below the stock price on the issuance dates. Such debt discount, that was related to the embedded beneficial conversion feature, was limited to the proceeds allocated to the Debentures, and, along with the relative fair value of the warrants, was recognized as additional paid-in capital and reduced the carrying value of the Convertible Debentures. However, as more fully discussed in Note 4, effective January 1, 2021, the Company early adopted ASU 2020-06 and accordingly the beneficial conversion feature was reversed effective January 1, 2021.

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

The relative fair values of the Penny Warrants were determined using the Black-Scholes model, in which the following weighted average assumptions were used during the three and six months ended June 30, 2021:

	Three Months Ended	Six Months Ended
	June 30, 2021
stock price volatility	70%	70%
exercise price	$0.01	$0.01
interest rate	0.84%	0.78%
stock price	$6.01	$6.28

The discount (consisting of the relative fair value of the warrants) is being expensed as interest over the term of the Debentures to increase the carrying value to face value. During the three and six months ended June 30, 2021, the Company recorded accretion of the discount of $3,507 and $6,461, respectively, and paid-in-kind interest of $3,082 and $5,739, respectively. During the period April 7, 2020 through June 30, 2020, the Company recorded accretion of the discount and paid-in-kind interest of $927 and $1,015, respectively.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

The components of the Debentures, as of June 30, 2021, are summarized in the table below:

	Principal	Discount consisting of relative fair value of Penny Warrants	Net
Issued on the Computex Closing Date	$43,169	$(9,937)	$33,232
Issued in the Successor periods:
Issued to Ribbon	43,778	(14,159)	29,619
Issued to SPAC Opportunity Partners, LLC	17,990	(6,249)	11,741
Other issuances (various holders)	17,010	(6,610)	10,400
	$121,947	$(36,955)	$84,992
Amortization of discount			9,959
Paid-in-kind interest			9,434
Deferred financing fees			(565)
Net Debentures per condensed consolidated balance sheet as of June 30, 2021			$103,820
Consisting of:
Convertible Debentures, net of discount - related party			$84,211
Convertible Debentures, net of discount and deferred financing fees			19,609
			$103,820

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

Effective October 1, 2020, the Company and Navigation Capital Partners, Inc. (“Navigation”), an affiliate of a shareholder, entered into an agreement under which Navigation provides capital markets advisory and business consulting services to the Company for a fee of $50 per month. Expenses recorded during the three and six months ended June 30, 2020, in connection with the agreement, were $150 and $300, respectively, and are included within selling, general and administrative expenses. Also, accounts payable and accrued liabilities as of June 30, 2021 and December 31, 2020 included $450 and $150, respectively, related to such agreement.

Also, pursuant to a transition services agreement entered into with Ribbon in connection with the acquisition of Kandy, prepaid expenses and other current assets as of June 30, 2021 include $751 due from Ribbon for collections in excess of reimbursable expenses, while accounts payable and accrued expenses as of December 31, 2020 include $1,031 of amounts due to Ribbon for reimbursable expenses in excess of collections. Professional fees incurred during the three and six months ended June 30, 2021 that are related to services provided by Ribbon as part of the transition services agreement are reflected as follows in the condensed consolidated statement of operations:

	Three Months	Six Months
	Ended June 30, 2021
Cost of revenue	$353	$708
Research and development	116	215
Selling, general and administrative expenses	445	914
	$914	$1,837

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

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

	Three Months Ended June 30, 2021	April 7, 2020 through June 30, 2020	Six Months Ended June 30, 2021	April 1, 2020 through April 6, 2020	January 1, 2020 through April 6, 2020
	Successor	Successor	Successor	Predecessor	Predecessor
Geography
Domestic	$24,752	$19,023	$50,864	$675	$18,680
International	2,810	74	3,865	-	357
Total revenues	$27,562	$19,097	$54,729	$675	$19,037
Revenues by Verticals (or Sector)
Energy	$2,021	$2,619	$6,741	$4	$3,246
Finance	3,409	2,420	5,498	151	1,715
Healthcare	4,858	5,385	10,882	122	4,182
Manufacturing and logistics	5,560	3,203	9,998	89	5,528
Public sector	1,187	857	2,435	-	1,391
Retail and hospitality	3,050	2,127	4,740	-	782
Technology service providers	4,142	461	8,184	19	528
Other Services	3,335	2,025	6,251	290	1,665
Total revenues	$27,562	$19,097	$54,729	$675	$19,037

Gross versus net
Gross (principal)	$25,977	$17,565	$51,694	$675	$17,578
Net (agent)	1,585	1,532	3,035	-	1,459
Total revenues	$27,562	$19,097	$54,729	$675	$19,037

Revenues by geography, in the table above, is generally based on the “ship-to address,” with the exception of certain services that may be performed at, or on behalf of, multiple locations, which are categorized based on the “bill-to address.”

Contract liabilities and remaining performance obligations

The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. On June 30, 2021 and December 31, 2020, the contract liability balance (deferred revenue) was $2,030 and $4,608, respectively. All of the performance obligations related to such deferred revenue are expected to be performed within 12 months and consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing the services.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for remaining performance obligations, as of June 30, 2021, related to non-cancelable contracts longer than 12 months in duration that are expected to be recognized over future periods as follows:

Six months ended December 31, 2021	$13,909
Fiscal year 2022	7,705
Fiscal year 2023	3,686
Fiscal year 2024	1,910
Fiscal year 2025	-
Total remaining performance obligations	$27,210

12. Share-Based Compensation

Successor

The American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Plan”) provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other share-based awards. Stock options have a maximum term of ten years from the grant date.

As of June 30, 2021, 5,794,500 shares had been authorized for issuance under the Plan, of which 997,601 shares remained available for issuance. The RSUs were issued to certain directors and employees and can only be settled in shares. RSUs awarded to directors are time-based. RSUs issued to nondirectors are 50% time-based and 50% performance-based. Twenty-five percent of the time-based awards vests on each grant-date anniversary, while 25% of the performance-based awards vests on December 31st of each year, if the market condition (stock price target) is met. If the market condition attached to the performance-based awards is not met in any year, the eligibility is delayed until the market condition is met, except that the market condition must be met by December 31st of the fourth year after issuance.

The following summarizes RSU activity between January 1, 2021 and June 30, 2021:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2021	2,345,000	$3.29
Granted	1,557,083	$6.07
Vested	(441,250)	$2.82
Forfeited	(350,000)	$4.41
Unvested RSUs at June 30, 2021	3,110,833	$4.62

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

Awards outstanding in the table above consist of 2,623,750 time-based awards and 487,083 performance-based awards and exclude 1,091,667 performance-based RSUs that have been awarded but deemed not granted as the performance targets have not yet been determined. Share-based compensation expenses recognized during the Successor periods were as follows:

	Three Months Ended June 30, 2021	April 7, 2020 through June 30, 2020	Six Months Ended June 30, 2021
	Successor	Successor	Successor
Cost of revenue	$83	$-	$187
Research and development	167	-	382
Selling, general and administrative expenses	1,611	618	3,232
	$1,861	$618	$3,801

13. Reconciliation of Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	Three Months ended June 30, 2021	April 7, 2020 through June 30, 2020	Six Months Ended June 30, 2021	April 1, 2020 through April 6, 2020	January 1, 2020 through April 6, 2020
	Successor	Successor	Successor	Predecessor	Predecessor
Net loss	$(15,906)	$(4,871)	$(38,533)	$(618)	$(1,589)
Weighted average shares outstanding, basic and diluted	20,299,030	19,635,830	20,151,562	1,000	1,000
Basic and diluted net loss per ordinary share	$(0.78)	$(0.25)	$(1.91)	$(617.60)	$(1,587.30)

Since their inclusion would have been antidilutive, excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2021 were: 4,202,500 unvested RSUs, 38,907,236 Warrants and 38,081,307 shares underlying the Debentures, were they to be converted. The amounts excluded for the period April 7, 2020 through June 30, 2020 were 2,510,000 unvested RSUs, 31,029,436 warrants and 12,807,090 shares underlying the Debentures, were they to be converted.

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

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our forecasts of future taxable income and tax planning strategies. On the basis of this evaluation, the Company recognized a full valuation allowance against its net deferred tax assets, pursuant to ASC 740, as of June 30, 2021 and December 31, 2020. Based on the Company’s evaluation, it was determined that no uncertain tax positions existed as of June 30, 2021 or December 31, 2020.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

15. Segments

The Company’s reportable segments during the three and six months ended June 30, 2021 were Computex and Kandy. Computex is a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions, through its extensive hardware, software and value-added service offerings.

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

Presented below is certain information by reportable segment. The Company uses the same accounting policies for each reportable segment. The chief operating decision makers evaluate the performance of each reportable segment based on revenue and a measure that approximates income/loss from operations. There was no intersegment revenue during the three and six months ended June 30, 2021. Revenues presented in the table below are from external customers only. Certain corporate expenses are not allocated to the segments. Such corporate expenses consist primarily of executive and certain other compensation, professional and legal fees, insurance, interest and other financing expenses. Revenue for the Predecessor periods related only to Computex as Kandy was acquired in December 2020.

	Three Months Ended June 30, 2021			Six Months Ended June 30, 2021
	Computex	Kandy	Consolidated	Computex	Kandy	Consolidated
Revenues:
Hardware	$12,309	$-	$12,309	$26,219	$-	$26,219
Third party software and maintenance	1,585	-	1,585	3,035	-	3,035
Managed and professional services	8,321	898	9,219	16,447	1,273	17,720
Cloud subscription and software	-	4,057	4,057	-	7,195	7,195
Other	392	-	392	560	-	560
Total revenues	22,607	4,955	27,562	46,261	8,468	54,729
Cost of revenue	15,526	3,552	19,078	32,635	7,236	39,871
Gross profit	7,081	1,403	8,484	13,626	1,232	14,858
Research and development	-	4,604	4,604	-	9,098	9,098
Selling, general and administrative	7,824	3,800	11,624	15,797	6,721	22,518
Loss from operations	$(743)	$(7,001)	$(7,744)	$(2,171)	$(14,587)	$(16,758)
Selling, general and administrative - Corporate			(4,650)			(8,867)
Loss from operations per condensed consolidated statement of operations			$(12,394)			$(25,625)

	June 30, 2021
	Computex	Kandy	Corporate	Consolidated
Goodwill	$38,679	$24,144	$-	$62,823
Long-lived assets	5,645	3,184	92	8,921
Total assets	85,172	51,994	9,137	146,303

	December 31, 2020
	Computex	Kandy	Corporate	Consolidated
Goodwill	$42,129	$24,144	$-	$66,273
Long-lived assets	7,022	2,993	46	10,061
Total assets	92,776	49,101	11,130	153,007

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2021

(Unaudited)

16. Commitments and Contingencies

Registration Rights

See Note 9 for a discussion of certain registration rights.

Contingencies

On December 16, 2019, the Company received a complaint filed by one of its vendors for alleged breach of contract asking for approximately $351.  This suit was settled during the second quarter of 2020 for $281.

In November 2020, the Company became aware of a claim by a 2018 acquisition target who asserted a claim for $300 for certain unreimbursed compliance-related fees. The Company and the parties to the suit agreed on a settlement of $200, which the Company paid during the six months ended June 30, 2021.

In June 2021, the Company became aware of a claim by a marketing agency who asserted a claim for $188 for the remaining scope of work in connection with a contract which the Company terminated. The Company and the parties agreed on a settlement of $85, which is to paid in the 3rd quarter of 2021.

In addition, from time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of June 30, 2021, and through the filing date of this report, the Company does not believe the resolution of any legal proceedings or claims of which it is aware or any potential actions will have a material effect on its financial position, results of operations or cash flows.

17. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued.

In July 2021, the Board of Directors approved and executed certain organizational and personnel changes as part of a strategic plan to flatten the Company’s corporate structure, reduce overhead and more directly align its business units with their respective markets.

In July 2021, the Company filed a registration statement on Form S-3 containing the following two prospectuses:

●	a base prospectus for the sale and issuance by us of up to $100,000,000 of our common stock, preferred stock, warrants, subscriptions rights, debt securities and/or units; and

●	a resale prospectus covering the resale by certain selling stockholders of up to 67,797,774 shares of common stock.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly report and the Risk Factors section of our Annual Report on Form 10-K, as amended, filed on May 14, 2021 with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Delaware-incorporated entity with operating locations in Minnesota, Michigan, Florida, Texas, Ottawa, North Carolina and Mexico City.

On April 7, 2020, AVCT (formerly known as Pensare Acquisition Corp.), consummated the Computex Business Combination in which it acquired Computex, a private operating company that does business as Computex Technology Solutions. In connection with the Computex Business Combination, the Company changed its name to American Virtual Cloud Technologies, Inc. The purchase price consisted primarily of the issuance of 20,000 Units (consisting of (i) $1,000 in principal amount of the Company’s Debentures and (ii) a warrant to purchase 100 shares of Common Stock at an exercise price of $0.01 per whole share, assumed debt of $16.6 million and 8.2 million shares of common stock.

On December 1, 2020, we acquired Kandy from Ribbon, by acquiring certain assets, assuming certain liabilities and acquiring all of the outstanding interests of Kandy Communications LLC. The purchase price consisted of 43,778 Units substantially similar to the Units issued in the Computex Business Combination. In connection with the purchase of Kandy, the Company also sold 10,000 Units to SPAC Opportunity Partners, LLC and 1,000 Units to a director. Also, the Company sold 24,000 Units between January 1, 2021 and June 30, 2021 (including 9,540 Units sold to related parties).

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

Covid-19

The novel strain of coronavirus (“COVID-19”) continues to significantly impact local, regional, and global economies, businesses, supply chains, production and sales across a range of industries. The extent of its impact on our operational and financial performance is uncertain and difficult to predict and we remain cautious about the global recovery.

To protect the health and safety of our employees, our daily execution has evolved into a largely virtual model. However, we have found ways to continue to engage with and assist our customers and partners as they work to navigate the current environment. We will continue to monitor the current environment and may take further actions that may be required by federal, state or local authorities or that we determine to be in the interests of our employees, customers, and partners.

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

We believe our business is well-diversified across verticals (sectors), technology solutions offerings and procurement partners from whom we procure products and software for resale. Our sales teams consist of seasoned account executives and regionally focused sales support teams who work within assigned territories to provide customized solutions to our customers. Our sales teams are supported by industry leading technologists who design end to end solutions and who take projects from design, to implementation, to management. We boast an extensive network of OEMs and distributors which allow us to direct-sell a diverse selection of products and software to our growing customer base, as packaged software or as licensed products and services.

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

Key trends affecting our results of operations

The following are key trends that we believe can impact our results of operations:

●	The increasing need, by organizations, for third-party service providers to manage significant aspects of the IT environment

●	The increasing need, by organizations, to reduce the number of solutions providers that they do business with to improve supply chain and internal efficiencies, enhance accountability, improve supplier management practices, and reduce costs

●	The lack of sufficient internal IT resources at mid-sized and large enterprises, and the scarcity of IT personnel in certain high-demand disciplines

●	Disruptive technologies that are creating complexity and challenges for customers and vendors

●	The increasing sophistication and incidences of IT security breaches and cyber-attacks

●	The IT decision-making shift by some companies, whereby IT decision-making is shifting from IT departments to line-of-business personnel, which is changing the customer engagement model and types of consultative services required to fulfill the needs of customers

●	The recognition that certain IT services provide the opportunity of funding via recurring payments over a period of time, rather than large upfront payments

●	The increasing use of multi-cloud strategies, whereby cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, provide the core foundation of modern IT

●	The explosive growth in remote workforce needs.

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

The acquisition of Kandy also enables us to provide carrier grade global cloud communications that address the needs of medium and large enterprises. As the velocity of public, hybrid, and private cloud communications continues, we believe we are in a position to focus on execution while competitors in our space need to concentrate on platform capabilities, global expansion and improved customer experience.  Our world class, globally-deployed, carrier grade, white-labeled proprietary communications platform gives us the ability to solve customer communication needs. Our IP platform, growth trajectory, global marquee customer and partner base, should accelerate our go-to-market plans and enable us to expand our award-winning portfolio.

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

As more fully discussed in Note 3, of the condensed consolidated financial statements, the historical financial information of AVCT (previously a SPAC) prior to the Computex Business Combination has not been reflected in the Predecessor financial statements as such historical amounts have been determined not to be useful information to a user of the financial statements. Accordingly, all activity reported for periods prior to April 7, 2020 (the Predecessor period) reflect only the operations of Computex. As a result, the financial results of the Successor and Predecessor entities, presented herein are expected to be largely consistent, excluding any impact of the Computex Business Combination.

For the reasons discussed above, management believes it remains useful to review the operating results for the three and six months ended June 30, 2021 with the operating results for the three and six months ended June 30, 2020. Accordingly, in the discussion below, the financial information for the period April 1, 2020 through April 6, 2020 is combined with the financial information for the period April 7, 2020 through June 30, 2020 and, together, is referred to as the “S/P combined 2nd quarter of 2020.” Similarly, for purposes of a year-to-date (YTD) comparison, the financial information for the period January 1, 2020 through April 6, 2020 is combined with the financial information for the period April 7, 2020 through June 30, 2020 and, together, is referred to as the “S/P combined YTD period ended June 30, 2020.” Accordingly, in addition to presenting our results of operations in our condensed consolidated financial statements in accordance with GAAP, the tables and certain discussions below present the non-GAAP combined results for both the second quarter of 2020 and the six months ended June 30, 2020.

2nd Quarter of 2021 versus the S/P Combined 2nd Quarter of 2020)

	2nd Quarter of 2021	April 7, 2020 through June 30, 2020	April 1, 2020 through April 6, 2020	S/P Combined 2nd Quarter of 2020
	Successor (in thousands)	Successor (in thousands)	Predecessor (in thousands)	(Non-GAAP) (in thousands)
Revenues:
Hardware	$12,309	$10,442	$234	$10,676
Third party software and maintenance	1,585	1,532	-	1,532
Managed and professional services	9,219	6,984	441	7,425
Cloud subscription and software	4,057	-	-	-
Other	392	139	-	139
Total revenues	27,562	19,097	675	19,772
Cost of revenue	19,078	12,917	402	13,319
Gross profit	8,484	6,180	273	6,453
Research and development	4,604	-	-	-
Selling, general and administrative	16,274	7,688	760	8,448
Loss from operations	(12,394)	(1,508)	(487)	(1,995)
Other (expense) income
Change in fair value of warrant liabilities	3,535	(1,197)	-	(1,197)
Interest expense (1)	(6,985)	(2,161)	(143)	(2,304)
Other (expense) income	(16)	(13)	13	-
Total other expenses	(3,466)	(3,371)	(130)	(3,501)
Loss before income taxes	(15,860)	(4,879)	(617)	(5,496)
(Provision) benefit for income taxes	(46)	8	(1)	7
Net loss	$(15,906)	$(4,871)	$(618)	$(5,489)

(1)	Interest expense in the 2nd quarter of 2021 and the period April 7, 2020 through June 30, 2020 include related party interest of $5,164 and $1,465, respectively

Net loss

Net loss for the 2nd quarter of 2021 was $15.9 million compared with $5.5 million for the S/P Combined 2nd quarter of 2020. Discussed below are the revenue and expense factors that primarily contributed to the quarter over quarter net loss change.

Hardware revenue

Hardware revenue is seasonal and tends to be higher in the fourth quarter of each year. Our hardware revenue was $12.3 million in the 2nd quarter of 2021 compared with $10.7 million in the S/P Combined 2nd quarter of 2020, an increase of $1.6 million, or 15.3%. We attribute this increase to the impact of COVID-19 due to increased demand for equipment in the manufacturing, logistics and public sectors as more customers transitioned to remote work. The margin on hardware revenue was 23.2%, an 80-basis points increase compared with the 22.4% recorded in the S/P Combined 2nd quarter of 2020. We attribute the basis points increase to a more favorable price structure in the 2nd quarter.

Third party software and maintenance revenue

Revenues from third party software and maintenance, which are recorded net of direct expenses, was relatively flat at $1.6 million in the 2nd quarter of 2021 compared to $1.5 million in the S/P Combined 2nd quarter of 2020. Since this revenue is recorded net, the revenue is also the gross margin.

Managed and professional services revenue

Managed and professional services revenues increased 24.2% to $9.2 million in the 2nd quarter of 2021 compared with the $7.4 million that was recorded in the S/P Combined 2nd quarter of 2020. Of the $1.8 million increase, $0.9 million is attributable to the Kandy acquisition. We attribute the remaining increase to increasing demand for infrastructure assessment, cyber security and managed services monitoring at our Computex segment. Though revenues from managed and professional services in the Computex segment increased $0.9 million, the margin decreased from 33.4% in the S/P Combined YTD period ended June 30, 2020 to 30.9% in the YTD period ended June 30, 2021, a 250-basis points decrease. We attribute the basis points decrease to increased investments in direct labor and telecommunications to support an increasing customer base as well as to the normalization of demand for certain services that were in higher demand in 2020 due to Covid-19.

Cloud subscription and software revenue

Cloud subscription and software revenue was $4.1 million in the 2nd quarter of 2021 and represents revenue from subscriptions to the Company’s cloud-based technology platform as well as revenue from the Company’s on-premise software, both of which are offered by the Company’s recently-acquired Kandy segment, which the Company acquired in December 2020.

Other revenue

Other revenue, which consists primarily of freight and reimbursables, including travel, meals and entertainment, was $0.4 million and $0.1 million for the 2nd quarter of 2021 and the S/P Combined 2nd quarter of 2020, respectively. By its nature, this type of revenue fluctuates depending on the revenue of the other product lines.

Total revenue, cost of revenue and gross margin

Aggregate revenue for the five product lines together was $27.6 million in the 2nd quarter of 2021, an increase of $7.8 million, or 39.5%, from the $19.8 million recorded in the S/P Combined 2nd quarter of 2020. Of the $7.8 million revenue increase, $5.0 million was related to the Kandy acquisition.

Aggregate gross profit was also up, reflecting an increase of $2.0 million, or 31.1% in the 2nd quarter of 2021 compared with the S/P Combined 2nd quarter of 2020, due in part to the Kandy acquisition, which contributed $1.4 million to the increase. Aggregate gross profit was also positively impacted by the margin on hardware revenue, which contributed $0.5 million of the gross profit increase.

Though aggregate gross margin dollars increased, aggregate gross margin decreased 180 basis points from 32.6% in the S/P Combined 2nd quarter of 2020 to 30.8% in the 2nd quarter of 2021. Gross margin for our Computex segment in the 2nd quarter of 2021 was 31.2%, a 130-basis point decrease from the 32.5% recorded in the S/P Combined 2nd quarter of 2020, primarily due to increased investments in direct labor and telecommunications in the managed and professional services line of business. Gross margin at our Kandy segment was 28.3% in the 2nd quarter of 2021.

Research and development

The Company began recognizing research and development expenses when it acquired Kandy in December 2020. In the 2nd quarter of 2021, research and development expenses were $4.6 million and represent research and development costs related to certain proprietary software incurred in an agile software environment with releases broken down into several iterations called sprints involving short cycles of development (typically 4-6 weeks in duration) in which the research and development teams create potentially shippable products. Currently, such costs are expensed as incurred, and include personnel-related costs, depreciation related to engineering and test equipment, allocated costs of facilities and information technology, outside services and consultants, supplies, software tools and product certification.

Selling, general and administrative expenses

Selling, general and administrative expenses for the 2nd quarter of 2021 and the S/P Combined 2nd quarter of 2020 consisted of the components in the following table (in thousands):

	2nd Quarter of 2021	S/P Combined 2nd Quarter of 2020	Change Increase (decrease)
	Successor	(Non-GAAP)
Salaries, benefits, subcontracting & personnel administration costs	$11,076	$6,193	$4,883
Building occupancy costs, utilities, office supplies & repairs and maintenance	644	453	191
Depreciation and amortization	812	815	(3)
Dues, subscriptions and memberships	431	186	245
Sales and marketing	714	73	641
Vendor marketing funds	(88)	(199)	111
Meals, entertainment & travel	36	9	27
Management fees	-	5	(5)
Professional fees	1,571	142	1,429
Insurance	483	396	87
Other	595	375	220
	$16,274	$8,448	$7,826

Selling, general and administrative expenses increased $7.8 million, partly as a result of added expenses related to the Kandy acquisition ($3.8 million of the increase) as well as an increase in personnel-related costs and professional fees. Personnel-related expenses increased, in part, as a result of increased corporate headcount. Increased professional fees are related to the Company’s expanded public company activities. Effective July 2021, the Company effected a reduction in its corporate workforce which, except for termination costs, could result in reduced personnel expenses in subsequent quarters.

Change in fair value of warrant liabilities

The change in the fair value of warrant liabilities of $3.5 million in the 2nd quarter of 2021 represents mark-to-market fair value adjustments related to certain warrants issued in connection with the IPO in 2017. Such changes primarily result from changes in the Company’s stock price.

Interest expense

Interest expense in the 2nd quarter of 2021 increased compared with the S/P Combined 2nd quarter of 2020, due in part to an increase in interest on Debentures due to new issuances as well to as the compounding effect of paid-in-kind interest. The Debentures bear interest at the rate of 10.00% per annum compounded quarterly. Interest expense, which was also impacted by increases in Debenture discount amortization charges consisted of the following (in thousands):

	2nd Quarter of 2021	S/P Combined 2nd Quarter of 2020
	Successor	(Non-GAAP)
Amortization of debenture discount	$3,507	$927
Debenture interest paid-in-kind	3,082	1,015
Interest on term note and line of credit	242	340
Other	154	22
	$6,985	$2,304

YTD period ended June 30, 2021 versus the S/P Combined YTD period ended June 30, 2020)

	YTD period Ended June 30, 2021	April 7, 2020 through June 30, 2020	January 1, 2020 through April 6, 2020	S/P Combined YTD period ended June 30, 2020
	Successor (in thousands)	Successor (in thousands)	Predecessor (in thousands)	(Non-GAAP) (in thousands)
Revenues:
Hardware	$26,219	$10,442	$10,587	$21,029
Third party software and maintenance	3,035	1,532	1,459	2,991
Managed and professional services	17,728	6,984	6,880	13,864
Cloud subscription and software	7,187	-	-	-
Other	560	139	111	250
Total revenues	54,729	19,097	19,037	38,134
Cost of revenue	39,871	12,917	12,426	25,343
Gross profit	14,858	6,180	6,611	12,791
Research and development	9,098	-	-	-
Selling, general and administrative	31,385	7,688	7,835	15,523
Loss from operations	(25,625)	(1,508)	(1,224)	(2,732)
Other (expense) income
Change in fair value of warrant liabilities	(23)	(1,197)	-	(1,197)
Interest expense (1)	(12,815)	(2,161)	(384)	(2,545)
Other (expense) income	(19)	(13)	31	18
Total other expenses	(12,857)	(3,371)	(353)	(3,724)
Loss before income taxes	(38,482)	(4,879)	(1,577)	(6,456)
(Provision) benefit for income taxes	(51)	8	(12)	(4)
Net loss	$(38,533)	$(4,871)	$(1,589)	$(6,460)

(1)	Interest expense in the YTD period ended June 30, 2021 and the period April 7, 2020 through June 30, 2020 include related party interest of $10,009 and $1,465, respectively.

Net loss

Net loss for the YTD period ended June 30, 2021 was $38.5 million compared with $6.5 million for the S/P Combined YTD period ended June 30, 2020. Discussed below are the revenue and expense factors that primarily contributed to the net loss change.

Hardware revenue

Hardware revenue was $26.2 million in the YTD period ended June 20, 2021 compared with $21.0 million in the S/P Combined YTD period ended June 30, 2020, an increase of $5.2 million, or 24.7%. Similar to the quarter over quarter comparison, we attribute this increase to the impact of COVID-19 due to increased demand for equipment in the manufacturing, logistics and public sectors as more customers transitioned to remote work. The gross margin on hardware revenue was 21.8% for the YTD period ended June 30, 2021, a 230-basis points decrease from the 24.1% recorded in the S/P Combined YTD period ended June 30, 2020. We attribute the basis points decrease to certain unfavorable pricing on a few large deals in the 1st quarter that were viewed as having longer term benefits.

Third party software and maintenance revenue

Revenues from software and maintenance, which are recorded net of direct expenses, was flat at $3.0 million for both periods. As previously mentioned, since this revenue is recorded net, the revenue is also the gross margin.

Managed and professional services revenue

Managed and professional services revenues increased $3.9 million or 27.9%, from $13.9 million in the S/P Combined YTD period ended June 30, 2020 to $17.7 million in the YTD period ended June 30, 2021. Of the $3.9 million increase, $1.3 million is attributable to the Kandy acquisition. We attribute the remaining increase to increasing demand for infrastructure assessment, cyber security and managed services monitoring at our Computex segment. Though revenues from managed and professional services in the Computex segment increased $2.6 million, the margin decreased from 33.6% to 29.0%, a decrease of 460 basis points. We attribute the basis points decrease to the same factors discussed in the quarter over quarter comparison.

Cloud subscription and software revenue

Cloud subscription and software revenue, offered by our Kandy segment, was $7.2 million in the YTD period ended June 30, 2021.

Other revenue

Other revenue, which is discussed above in the quarter over quarter comparison, was $0.6 million and $0.3 million in the YTD period ended June 30, 2021 and the S/P Combined period ended June 30 2020, respectively.

Total revenue, cost of revenue and gross margin

Aggregate revenue for the five product lines together was $54.7 million in the YTD period ended June 30, 2021, compared with $38.1 million in the S/P Combined period ended June 30 2020, an increase of $16.6 million, or 43.5%. Of the $16.6 million revenue increase, $8.5 million was related to the Kandy acquisition.

Aggregate gross profit was also up, reflecting an increase of $2.1 million, or 16.2%, due in part to the Kandy acquisition, which contributed $1.2 million to the increase. Aggregate gross profit was also positively impacted by the margin on hardware revenue, which contributed $0.6 million of the gross profit increase.

Though gross margin dollars increased, aggregate gross margin decreased from 33.5% in the S/P Combined YTD period ended June 30, 2020 to 27.1%, a 640-basis points decrease. Aggregate gross margin for our Computex segment was 29.4%, for the YTD period ended June 30, 2021 compared with 33.5% for the S/P Combined period ended June 30 2020, a 410-basis point decrease primarily due to increased investments in direct labor and telecommunications in the managed and professional services line of business. Gross margin at our Kandy segment was 14.5% in the YTD period ended June 30, 2021.

Research and development

Research and development expenses, which are discussed in the quarter over quarter discussion, was $9.1 million in the YTD period ended June 30, 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses for the YTD period ended June 30, 2021 and the S/P Combined YTD period ended June 30, 2020 consisted of the components in the following table (in thousands):

	YTD period	S/P Combined	Change
	Ended	YTD period ended	Increase
	June 30, 2021	June 30, 2020	(decrease)
	Successor	(Non-GAAP)
Salaries, benefits, subcontracting & personnel administration costs	$21,198	$11,799	$9,399
Building occupancy costs, utilities, office supplies & repairs and maintenance	1,607	946	661
Depreciation and amortization	1,711	1,302	409
Dues, subscriptions and memberships	765	394	371
Sales and marketing	1,377	264	1,113
Vendor marketing funds, net of vendor fees	(216)	(480)	264
Meals, entertainment & travel	60	146	(86)
Management fees	-	80	(80)
Professional fees	2,958	223	2,735
Insurance	948	438	510
Other	977	411	566
	$31,385	$15,523	$15,862

Selling, general and administrative expenses increased $15.9 million, partly as a result of added expenses related to the Kandy acquisition ($6.7 million of the increase) as well as an increase in personnel-related costs and professional fees. Personnel-related expenses increased, in part, as a result of increased corporate headcount. Increased professional fees are related to the Company’s expanded public company activities. Refer also to the discussion in the quarter over quarter comparison regarding a corporate workforce reduction subsequent to the 2nd quarter.

Change in fair value of warrant liabilities

The nature of the change in the fair value of warrant liabilities is discussed in the quarter over quarter comparison. For the YTD period ended June 30, 2021, such change was nominal while the change in fair value in the S/P Combined YTD period ended June 30, 2020 was $1.2 million.

Interest expense

The primary reasons for the increase in interest expense are discussed in the quarter over quarter comparison. For the YTD period ended June 30, 2021 and the S/P Combined period ended June 30, 2020, interest expense consisted of the following (in thousands):

	YTD period	S/P Combined
	Ended	YTD period ended
	June 30, 2021	June 30, 2020
	Successor	(Non-GAAP)
Amortization of debenture discount	$6,461	$927
Debenture interest paid-in-kind	5,739	1,015
Interest on term note and line of credit	399	550
Other	216	53
	$12,815	$2,545

Benefit/provision for income taxes

For all periods presented, the benefit/provision for income taxes consists of provisions for state taxes. The effective tax rates differ from the federal statutory rate as a result of certain expenses being deductible for financial reporting purposes that are not deductible for tax purposes, the existence of research and development tax credits, operating loss carryforwards, and adjustments to previously recorded deferred tax assets and liabilities related to the enactment of the Tax Cuts and Jobs Act in 2017. For the Successor periods, the benefit/provision for income taxes also reflects the impact of amortization of intangible assets recognized as of the Computex Closing Date and the Kandy Closing Date.

Liquidity and Capital Resources

Overview

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under its Credit Agreement (defined and more fully discussed in Note 8 of the condensed consolidated financial statements). From time to time, the Company may also choose to access the debt and equity markets to fund acquisitions, fund working capital and to diversify its capital sources. The Company’s current principal capital requirements are to fund working capital, fund capital expenditures and make investments that are in line with its business strategy.

The Credit Agreement, as amended, matures on December 31, 2021, and, as of June 30, 2021, provides for maximum borrowings of $13,000 on the line of credit portion with scheduled reductions of $1,000 in availability on October 1, 2021, November 1, 2021, and December 1, 2021. As amended, the Credit Agreement provides for a minimum monthly liquidity (defined as unrestricted cash plus availability under the line of credit) of $3,000. As amended, the Credit Agreement limits unfinanced capital expenditures to $3,000. As of June 30, 2021, amounts outstanding under the term loan and the line of credit with Comerica Bank were $4.5 million and $8.6 million, respectively.

On June 30, 2021, the Company had unrestricted and restricted cash of $9.2 million and $0.2 million, respectively, in its operating bank accounts, and had availability under its line of credit of $4.4 million. Current liabilities exceeded current assets by $16.2 million primarily as a result of the classification of the components of the Credit Agreement as current.

On or before the maturity date of the Credit Agreement, the Company may seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender. In addition to 43,778 Units issued to Ribbon as consideration for Kandy, in December 2020, the Company raised additional capital of $11.0 million via the sale of Units consisting of Debentures and warrants, and between January 1, 2021 and June 30, 2021, it raised an additional $24.0 million through the sale of additional Units, which it plans to use to fund expansion, capital expenditures and working capital for its current operations. See Note 9 of the condensed consolidated financial statements for additional information on the Units.

Whereas the Company continues to analyze its liquidity to ensure that it is able to execute on its operational plan, it believes that cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity and debt offerings will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. However, if the Company is unable to achieve its forecasts, fails to meet any of the financial covenants in the Credit Agreement and is unable to obtain a waiver or an amendment under the Credit Agreement to allow it to continue to borrow, or raise additional equity or debt capital, the Company may need to pursue one or more alternatives, such as to reduce or delay investments in its business, or seek additional financing. The Company can provide no assurance that future funding will be available if and when required or that such funding will be available on terms that it finds acceptable. Any projection is based on the Company’s current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

In July 2021, the Company’s application for forgiveness of a PPP loan of $4.1 million was approved. Under the terms of the CARES Act, PPP loan recipients had the option to apply for forgiveness for all or a portion of such loans, if the loan was used for eligible purposes, including to fund payroll costs.

Also, in July 2021, the Company filed a registration statement on Form S-3 containing the following two prospectuses:

●	a base prospectus for the sale and issuance by us of up to $100,000,000 of our common stock, preferred stock, warrants, subscriptions rights, debt securities and/or units; and

●	a resale prospectus covering the resale by certain selling stockholders of up to 67,797,774 shares of common stock.

Successor cash flows

Operating activities

Net cash used in operating activities was $21.7 million in the six months ended June 30, 2021, which included operating expenses for Kandy’s operations, including its research and development activities.

Net cash used in operating activities was $10.6 million in the period April 7, 2020 through June 30, 2020, which was the result of an increase in receivables, due to the acquisition of Computex, and lower current liabilities at June 30, 2020 compared with April 6, 2020, as a substantial portion of the current liabilities at April 6, 2020 was converted to common stock and Debentures (and therefore reflected in increases in cash provided by financing activities). Current liabilities of $2.6 million as of April 6, 2020 were converted to Debentures, and $1.5 million was converted to common stock.

Investing activities

Investing activities used net cash of $1.5 million during the six months ended June 30, 2021 and primarily consisted of capital expenditures.

Investing activities provided net cash of $0.1 million in the period April 7, 2020 through June 30, 2020 and consisted of cash acquired from the Computex acquisition of $0.3 million, partially offset by capital expenditures of $0.2 million.

Financing activities

Financing activities provided net cash of $22.1 million during the six months ended June 30, 2021 and was generated from the issuance of Debentures of $24.0 million and drawdowns of $1.3 million under the line of credit, partially offset by debt repayments of $1.4 million, payments of deferred financing fees of $0.6 million and payments for shares withheld of $1.1 million related to employee tax withholding associated with the delivery of vested RSUs under the Company’s equity incentive plan.

Financing activities provided $15.2 million in the period April 7, 2020 through June 30, 2020 and was generated from the issuance of $12.1 million in Debentures, $4.1 million in new debt and $1.5 million from the issuance of common stock, partially offset by net debt repayments of $1.4 million, redemption of shares held in trust of $1.0 million and payment of deferred financing fees of $0.1 million.

Predecessor cash flows

Operating activities

Net cash used in operating activities was $1.6 million for the period January 1, 2020 through April 6, 2020 and primarily consisted of funding for inventory and the impact of changes in deferred revenue, partially offset by funds provided by accounts receivable.

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

Off-Balance Sheet Arrangements

On June 30, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and had not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies, Judgements and Estimates

Except for the adoption of ASU No. 2020-06, which is discussed in Note 4 of the condensed consolidated financial statements, there were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2020, as amended.

Recent Accounting Pronouncements Issued and Adopted

See Note 4 of the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

Our business is primarily conducted within US markets and, hence our exposure to currency fluctuations is limited. International revenues during the three and six months ended June 30, 2021 was 10.2% and 7.1% of revenues, respectively.

Interest rate risk

Interest rate risks are inherent in the Credit Agreement, partially mitigated by an interest rate swap. See Note 8 of the condensed consolidated financial statements. Currently, management does not view this exposure to be a significant risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2021 due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting.” In light of such material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to accounting for the Private Placement and EBC Warrants issued in connection with Pensare Acquisition Corp.’s initial public offering in 2017. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective as of June 30, 2021. This material weakness resulted in the need to restate certain financial statement line items in our previously issued financial statements for the period ended December 31, 2020.

Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could adversely impact our ability to report our financial position and results of operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock and public warrants are listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Such material weakness could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Recent sales, in a private placement, of units of securities of the Company (“Units”), including 9,490 Units sold during the three months ended June 30, 2021, are disclosed in Note 9 of the condensed consolidated financial statements (“Note 9). The issuances of such securities were contemplated by the terms of a previously disclosed Securities Purchase Agreement, dated as of April 3, 2020, and were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act. See Note 9 for the terms of the Units.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

ITEM 6. EXHIBITS.

10.1(1)	Seventh Amendment to Loan Documents, dated as of June 24, 2021

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on June 25, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

Date: August 12, 2021		/s/ Darrell J. Mays
	Name:	Darrell J. Mays
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas H. King
	Name:	Thomas H. King
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)