Form 10-Q
period 2021-09-30
American Virtual Cloud Technologies, Inc.
filed 2021-11-12
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 8, 2021, 67,773,027 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, or as otherwise noted)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash	$4,201	$9,944
Restricted cash	-	561
Trade receivables, net of allowances of $537 and $111 at September 30, 2021 and December 31, 2020, respectively	25,686	22,837
Prepaid expenses and other current assets	3,400	1,601
Inventory	2,172	1,057
Total current assets	35,459	36,000
Property and equipment, net	9,024	10,061
Other assets:
Goodwill	42,323	66,273
Other intangible assets, net	36,719	40,606
Other noncurrent assets	959	67
Total other assets	80,001	106,946
TOTAL ASSETS	$124,484	$153,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$41,372	$32,705
Deferred revenue	3,065	4,608
Line of credit	8,839	7,355
Current portion of notes payable and capital leases	3,247	9,232
Subordinated promissory note - related party	5,000	-
Subordinated promissory note - other	500	500

Total current liabilities	62,023	54,400
Long-term liabilities
Notes payable and capital leases (net of current portion and deferred financing fees)	28	963
Convertible Debentures, net of discount - related parties	-	31,969
Convertible Debentures, net of discount and deferred financing fees	-	9,675
Warrant liabilities	2,262	5,303
Deferred tax liability	-	3,459
Other liabilities	86	69
Total long-term liabilities	2,376	51,438
Total liabilities	64,399	105,838

Commitments and contingent liabilities (see note 16)

Stockholders’ equity:

Successor:
Preferred stock, $0.0001 par value; 5,000,000 authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 65,228,070 and 19,753,061 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7	2
Additional paid-in capital	178,370	90,828
Accumulated deficit	(118,292)	(43,661)
Total stockholders’ equity	60,085	47,169
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,484	$153,007

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	Three Months Ended		Nine Months Ended	April 7, 2020 through	January 1, 2020 through
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	April 6, 2020
	Successor	Successor	Successor	Successor	Predecessor

Revenues:
Hardware	$13,000	$16,428	$39,219	$26,870	$10,587
Third party software and maintenance	2,080	1,202	5,115	2,734	1,459
Managed and professional services	8,623	8,204	26,323	15,188	6,880
Cloud subscription and software	3,575	-	10,790	-	-
Other	233	134	793	273	111
Total revenues	27,511	25,968	82,240	45,065	19,037

Cost of revenue	20,281	18,445	60,152	31,362	12,426

Gross profit	7,230	7,523	22,088	13,703	6,611
Goodwill impairment	20,500	-	20,500	-	-
Research and development	4,508	-	13,606	-	-
Selling, general and administrative	20,099	9,929	51,484	17,617	7,835

Loss from operations	(37,877)	(2,406)	(63,502)	(3,914)	(1,224)

Other (expense) income
Gain on extinguishment of debt	4,177	-	4,177	-	-
Change in fair value of warrants liabilities	3,064	(783)	3,041	(1,980)	-
Interest expense - related parties	(4,602)	(1,613)	(14,611)	(3,078)	-
Interest expense	(2,029)	(766)	(4,835)	(1,462)	(384)
Other (expense) income	(33)	(12)	(52)	(25)	31
Total other income (expenses)	577	(3,174)	(12,280)	(6,545)	(353)

Net loss before income taxes	(37,300)	(5,580)	(75,782)	(10,459)	(1,577)

Provision for income taxes	(17)	(41)	(68)	(33)	(12)

Net loss	$(37,317)	$(5,621)	$(75,850)	$(10,492)	$(1,589)

Loss per share - basic and diluted	$(1.20)	$(0.29)	$(3.19)	$(0.53)	$(1,587.30)

Weighted average shares outstanding - basic and diluted	31,089,649	19,678,342	23,791,532	19,657,811	1,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	For the period January 1, 2020 through April 6, 2020
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Predecessor
Balance, January 1, 2020	1,000	$-	$18,717	$(10,924)	$7,793
Net loss	-	-	-	(1,589)	(1,589)
Balance, April 6, 2020	1,000	$-	$18,717	$(12,513)	$6,204

	For the period April 7, 2020 through September 30, 2020
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Successor
Balance, April 7, 2020	7,932,977	$1	$-	$(17,081)	$(17,080)
Conversion of rights (previously issued in the IPO) into shares	3,105,000	-	-	-	-
Issuance of shares in connection with the acquisition of Computex (as defined in Note 1)	8,189,490	1	24,567	-	24,568
Additional shares issued in connection with the acquisition of Computex (working capital adjustment)	117,231	-	557	-	557
Issuance of shares in exchange for services	500,000	-	1,500	-	1,500
Deferred underwriting fees relating to IPO	-	-	(3,000)	-	(3,000)
Debenture discount relative value of warrants	-	-	9,937	-	9,937
Redemption of shares held in trust	(91,637)	-	-	(1,004)	(1,004)
Share-based compensation	-	-	1,420	-	1,420
Net loss	-	-	-	(10,492)	(10,492)
Balance, September 30, 2020	19,753,061	$2	$34,981	$(28,577)	$6,406

	For the period July 1, 2020 through September 30, 2020
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Successor
Balance, July 1, 2020	19,635,830	$2	$33,622	$(22,956)	$10,668
Additional shares issued in connection with the acquisition of Computex (working capital adjustment)	117,231	-	557	-	557
Share-based compensation	-	-	802	-	802
Net loss	-	-	-	(5,621)	(5,621)
Balance, September 30, 2020	19,753,061	$2	$34,981	$(28,577)	$6,406

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	For the period July 1, 2021 through September 30, 2021
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Successor
Balance, July 1, 2021	20,302,452	$2	$65,727	$(80,975)	$(15,246)
Common stock issued on conversion of Debentures	38,811,223	4	109,691	-	109,695
Common stock issued on conversion of Penny Warrants	5,974,395	1	1	-	2
Vested and delivered RSUs	140,000	-	-	-	-
Share-based compensation	-	-	2,951	-	2,951
Net loss	-	-	-	(37,317)	(37,317)
Balance, September 30, 2021	65,228,070	$7	$178,370	$(118,292)	$60,085

	For the period January 1, 2021 through September 30, 2021
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Successor
Balance, January 1, 2021	19,753,061	$2	$90,828	$(43,661)	$47,169
Common stock issued on conversion of Debentures	38,811,223	4	109,691		109,695
Common stock issued on conversion of Penny Warrants	5,974,395	1	1		2
Cumulative effect of accounting change related to adoption of ASU 2020-06 (See Note 4)	-	-	(36,983)	1,219	(35,764)
Debenture discount relative to fair value of warrants	-	-	9,223	-	9,223
Vested and delivered RSUs	842,500	-	-	-	-
Shares repurchased for tax withholding	(153,109)	-	(1,142)	-	(1,142)
Share-based compensation	-	-	6,752	-	6,752
Net loss	-	-	-	(75,850)	(75,850)
Balance, September 30, 2021	65,228,070	$7	$178,370	$(118,292)	$60,085

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine months ended	April 7, 2020 through	January 1, 2020 through
	September 30, 2021	September 30, 2020	April 6, 2020
	Successor	Successor	Predecessor
Cash Flows from Operating Activities:
Net loss	$(75,850)	$(10,492)	$(1,589)
Adjustments to reconcile net loss to net cash used in operating activities:
Goodwill impairment	20,500	-	-
Depreciation	3,414	1,745	933
Amortization of intangible assets	3,887	1,158	263
Amortization of Convertible Debenture discount	9,253	1,921	-
Interest on convertible debt paid-in-kind	8,257	2,112	-
Gain on extinguishment of debt	(4,177)	-	-
Share-based compensation	6,752	1,420	-
Change in fair value of warrant liabilities	(3,041)	1,980	-
Deferred income taxes	(9)	(7)	-
Amortization and write-off of deferred financing costs	809	21	128
Loss on disposal of property and equipment	183	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,849)	(5,234)	2,296
Prepaid expenses and other current assets	(1,799)	(733)	(857)
Inventory	(1,115)	785	(1,084)
Accounts payable and accrued expenses	8,672	(4,723)	756
Other current liabilities	-	-	2
Deferred revenue	(1,543)	(2,551)	(2,353)
Other	(259)	(27)	(76)
Net cash used in operating activities	(28,915)	(12,625)	(1,581)
Cash Flows from Investing Activities:
Cash from the acquisition of Computex (See Note 5)	-	269	-
Purchase of property and equipment	(2,551)	(396)	(157)
Deferred development costs	(462)	-	-
Net cash used in investing activities	(3,013)	(127)	(157)
Cash Flows from Financing Activities:
Net change in line of credit	1,484	(593)	3,029
Payment of taxes from withheld shares	(1,142)	-	-
Debt repayments (including capital lease obligations)	(2,767)	(747)	(1,040)
Proceeds from issuance of promissory note - related party	5,000	-	-
Proceeds from PPP Loan (See Note 8)	-	4,135	-
Proceeds from issuance of Convertible Debentures (See Note 9)	24,000	12,104	-
Proceeds from issuance of common stock	2	1,500	-
Redemption of shares held in trust	-	(1,004)	-
Payment of deferred financing fees	(953)	(113)	-
Net cash provided by financing activities	25,624	15,282	1,989
Net change in cash and restricted cash	(6,304)	2,530	251
Cash and restricted cash, beginning of period	10,505	1,873	18
Cash and restricted cash, end of period	$4,201	$4,403	$269
Supplemental Disclosures about Cash Flow Information
Cash paid for interest	$666	$452	$384
Cash paid (refunds received) for income taxes	$248	$62	$(4)
Supplemental Schedule of Noncash Investing and Financing Activities
Noncash conversion of Debentures to common stock	$109,695	$-
Fair value of Penny Warrants related to the issuance of Convertible Debentures	9,223	9,937	$-
Noncash acquisition of Computex in exchange for common stock, Convertible Debentures and assumed debt	-	61,768	-
Promissory note - related party, exchanged for Convertible Debentures	-	8,566	-
Deferred underwriting fees settled via the issuance of common stock and the issuance of subordinated promissory note	-	3,000	-
Capital expenditures included in accounts payable and accrued expenses	79	287	125

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

1. Organization and Business Operations

Organization

American Virtual Cloud Technologies, Inc. (“AVCT,” the “Company,” “we,” “us,” “our” or “Successor”) was incorporated in Delaware on April 7, 2016.

On April 7, 2020 (the “Computex Closing Date”), AVCT (formerly known as Pensare Acquisition Corp.) consummated a business combination transaction (the “Computex Business Combination”) in which it acquired Stratos Management Systems, Inc. (“Computex”), an operating company that does business as Computex Technology Solutions. In connection with the closing of the Computex Business Combination, the Company changed its name to American Virtual Cloud Technologies, Inc.

On December 1, 2020 (the “Kandy Closing Date”), the Company acquired the Kandy Communications business (hereafter referred to as “Kandy”) from Ribbon Communications, Inc. and certain of its affiliates (“Ribbon”), by acquiring certain assets, assuming certain liabilities and acquiring all of the outstanding interests of Kandy Communications LLC.

For accounting purposes, both Computex and Kandy were considered the acquirees, and the Company was considered the acquirer. The acquisitions were accounted for using the acquisition method of accounting. See Note 5 for additional information.

Nature of current business

Computex is a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions, through its extensive hardware, software and value-added service offerings. Computex designs best-fit solutions, and with the help of leading vendors in the industry, helps its customers with the procurement of suitable hardware and software that are appropriate for their specific needs. With primary operating locations in Minnesota, Michigan, Florida and Texas, services offered by Computex include directory and messaging, enterprise networking, cybersecurity, collaboration, data center services, integration, storage, backup, virtualization, converged infrastructures and unified communications-as-a-service (“UCaaS”).

Kandy, a provider of cloud-based enterprise services, globally deploys a white-label, carrier-grade cloud-based platform for UCaaS, communications platform as a service (“CPaaS”) and contact center as a service (“CCaaS”) for mid-market and enterprise customers across a proprietary multi-tenant, highly scalable cloud platform. The Kandy platform also includes pre-built customer engagement tools, based on web real-time communication technology (“WebRTC technology”), known as Kandy Wrappers, and white-labeled services that are offered to a variety of customers including communications service providers and systems integrators. With Kandy, companies can quickly embed real-time communications capabilities into their existing applications and business processes.

Recent development

On September 16, 2021, the Company issued a press release announcing that as a result of a decision by the Company’s Board of Directors to explore strategic alternatives previously announced on April 7, 2021, the Board had authorized the Company to focus its strategy on acquisitions and organic growth in its cloud technologies business as well as to explore strategic opportunities for its IT solutions business, including the planned divestiture of Computex. The Company believes that the change will allow it to optimize resource allocation, focus on core competencies, and improve its ability to invest in areas of maximal growth potential. Proceeds from any potential sale transaction are expected to be used to further deleverage the balance sheet and provide working capital.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

Computex was not classified as held for sale as of September 30, 2021 as the criteria for the reporting unit to be classified as held for sale were not met as of September 30, 2021. However, in connection with the potential sale of Computex, the Company compared the expected proceeds less costs to sell with the carrying value of the reporting unit and in connection therewith recorded a noncash goodwill impairment charge of $20,500 during the three and nine months ended September 30, 2021.

Also, in July 2021, the Board of Directors approved and executed certain organizational and personnel changes as part of a strategic plan to flatten the Company’s corporate structure, reduce overhead and more directly align its business units with their respective markets.

Also see Note 17, Subsequent Events, regarding a registered direct offering and a concurrent private placement that were announced on November 2, 2021.

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

2. Liquidity

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under its Credit Agreement (defined and more fully discussed in Note 8). From time to time, the Company may also choose to access the debt and equity markets to fund acquisitions and fund working capital to diversify its capital sources. The Company’s current principal capital requirements are to fund working capital, fund capital expenditures and make investments that are in line with its business strategy.

The Credit Agreement, as amended, matures on December 31, 2021, and, as of September 30, 2021, provided for maximum borrowings of $13,000 on the line of credit portion with scheduled reductions of $1,000 in availability on October 1, 2021, November 1, 2021 and December 1, 2021. As amended, the Credit Agreement requires the Company to maintain a minimum monthly liquidity (defined as unrestricted cash plus availability under the line of credit) of $3,000 and limits unfinanced capital expenditures to $3,000. As of September 30, 2021, amounts outstanding under the term loan and the line of credit under the Credit Agreement were $3,200 and $8,839, respectively.

In addition, at September 30, 2021, the Company had an unrestricted cash balance of $4,201 in its operating bank accounts and, as of October 1, 2021, had availability under its line of credit of $4,183. Also, as of September 30, 2021, the Company’s current liabilities exceeded its current assets by $26,564, primarily as a result of the classification of certain debt as current, specifically, the components of the Credit Agreement and all promissory notes.

On or before the maturity date of the Credit Agreement, the Company expects to seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender.

Also see Note 8 for information regarding a new promissory note in the principal amount of $5,000 entered into on September 16, 2021 (the “2021 Note”).

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

September 30, 2021

(Unaudited)

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

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2020, as filed with the SEC on May 14, 2021. The interim results for the period ended September 30, 2021 are not necessarily indicative of the results expected for the year ending December 31, 2021 or any future interim periods.

In the Computex Business Combination, Computex was considered the predecessor for accounting purposes, and the successor financial statements reflect a new basis of accounting that is based on the fair value of the net assets acquired and liabilities assumed. In the accompanying condensed consolidated financial statements, the Company clearly distinguishes between the entity that existed before the Computex Closing Date (“Predecessor”) and the entity that existed on and after such date (“Successor”). Because the Successor’s financial statements are presented on a different basis from the Predecessor’s financial statements, the two entities may not be comparable in certain respects. As a result, a black line is used to separate the Successor and the Predecessor columns or sections in certain tables included in the condensed consolidated financial statements.

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

Determining fair values of certain assets acquired and liabilities assumed requires the exercise of judgment and often involves the use of significant estimates and assumptions. See Note 5 for a discussion of the fair value estimates utilized in the allocation of the Computex and Kandy purchase prices.

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

September 30, 2021

(Unaudited)

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

Public, Private Placement and EBC Warrants

On July 27, 2017, the Company entered into certain Warrant Purchase Agreements with each of Pensare Sponsor Group, LLC, a Delaware limited liability company (the “Sponsor”), MasTec, Inc., a Florida corporation, and EarlyBirdCapital, Inc., a Delaware corporation (“EBC” and, together with the Sponsor and MasTec, Inc., the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 10,512,500 warrants in connection with and simultaneously with the closing of the Company’s initial public offering (the “IPO”), including the full over-allotment amount (the “Private Placement Warrants”), at a purchase price of $1.00 per Private Placement Warrant.

On or about August 1, 2017, in the IPO, the Company sold units of the Company’s equity securities, each such unit consisting of one share of Common Stock and one-half of one Public Warrant (the “IPO Units”) and, in connection therewith, issued and delivered 15,525,000 warrants to public investors in the Offering (the “Public Warrants”) and 675,000 warrants (underlying unit purchase options) to EBC or its designees (the “EBC Warrants” and, together with the Private Placement Warrants and the Public Warrants, the “Warrants”). Each whole Warrant entitles the holder thereof to purchase one share of common stock of the Company for $11.50 per share, subject to adjustments. Subsequent to the Computex Closing Date and as of September 30, 2021, 15,525,000 Public Warrants, 10,512,500 Private Placement Warrants and 675,000 EBC Warrants remained outstanding.

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

The Company evaluated the Warrants under Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in an Entity’s Own Equity, and concluded that the Private Placement Warrants and the EBC Warrants do not meet the criteria to be classified in stockholders’ equity. A recent SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the Private Placement Warrants and the EBC Warrants from being classified in equity. Therefore, the Private Placement Warrants and the EBC Warrants are classified as liabilities at fair value, with subsequent changes in fair values recognized in earnings at each reporting date. Changes in the fair value of the Private Placement Warrants and EBC Warrants may be material to the Company’s future operating results.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

The fair values of the Private Placement Warrants and EBC Warrants were determined using the Black-Scholes model in which the following assumptions were used for the valuation performed during the three months ended September 30, 2021:

o	stock price volatility – 55%

o	exercise price – $11.50

o	discount rate – 0.6446% and 0.0561% for the Private Placement and EBC warrants, respectively
o	remaining useful life – 3.52 years and 0.82 years for the Private Placement and EBC warrants, respectively

o	stock price – $2.79

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. Cash held by the Company, in financial institutions, regularly exceeds the federally insured limit of $250. At September 30, 2021, cash balances held with a financial institution exceeded the federally insured limit. However, management does not believe this poses a significant credit risk.

None of the Company’s customers accounted for 10% or more of sales in any of the periods presented in the accompanying condensed consolidated financial statements.

Similarly, no customer accounted for 10% or more of accounts receivable as of September 30, 2021 or December 31, 2020. One vendor accounted for at least 10% of accounts payable as of September 30, 2021 (accounting for $14,137). As of December 31, 2020, one vendor accounted for at least 10% of accounts payable (accounting for $13,602). During the three and nine months ended September 30, 2021, one of our vendors at our Computex subsidiary accounted for approximately 56% of purchases in each respective period.

Fair value of financial instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact, and it considers assumptions that market participants would use when pricing the asset or liability.

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

September 30, 2021

(Unaudited)

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

The fair values of the Private Placement Warrants and EBC Warrants are reflected on the condensed consolidated balance sheet as “Warrant Liabilities,” are determined using a Black-Scholes model, and are considered to be Level 2 valuations. The significant assumptions used to determine the fair value as of September 30, 2021 are disclosed above in the section titled “Public, Private Placement and EBC Warrants.”

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

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b) (1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies are required to comply with the new or revised financial accounting standards. Private companies are those companies that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, it adopts the new or revised standard at the time private companies adopt the new or revised standard, unless it chooses to early-adopt the new or revised accounting standard. Therefore, the Company’s financial statements may not be comparable to certain public companies.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

4. Recently Issued and Adopted Accounting Standards

Recently issued accounting standards

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

Recently adopted accounting standards

Effective July 1, 2021, the Company adopted ASU No. 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by eliminating Step 2 of goodwill impairment tests. The adoption did not materially impact the Company’s consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

In August 2020, the FASB issued ASU No. 2020-06, “Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU No. 2020-06”) which simplifies the accounting for some financial instruments with characteristics of liabilities and equity, including the Convertible Debentures (or Debentures, as described and defined in Note 9). ASU No. 2020-06 eliminates the separation models for convertible debt with a cash conversion feature or convertible instruments with a beneficial conversion feature. In addition, with respect to convertible instruments, ASU 2020-06 requires the application of the if-converted method for calculating diluted earnings per share instead of the treasury stock method. The Company early adopted ASU No. 2020-06 effective January 1, 2021 using the modified retrospective approach. Upon adoption, the following changes resulted:

●	the intrinsic value of the beneficial conversion feature recorded between April 7, 2020 and December 31, 2020 was reversed as of the effective date of adoption, thereby resulting in an increase in the Convertible Debentures, as of January 1, 2021, with an offsetting adjustment to additional paid in capital.
●	the discount amortization expense (included within interest expense) which was recorded between April 7, 2020 and December 31, 2020 that was related to the beneficial conversion feature was reversed against opening accumulated deficit.

The cumulative effect adjustment that the Company recognized in the condensed consolidated balance sheet, as of January 1, 2021, as an adjustment to accumulated deficit, was $1,218 and is reflected in the following table:

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

The following table summarizes the effects of adopting ASU 2020-06 on the Company’s consolidated statement of operations for the Successor period April 7, 2020 to December 31, 2020:

	Successor (as reported)	With Adoption of ASC 2020-06	ASC 2020-06 Impact
Interest expense	$(9,316)	$(8,098)	$1,218
Total other expenses	(12,931)	(11,713)	1,218
Net loss before income taxes	(25,506)	(24,288)	1,218
Net loss	(25,576)	(24,358)	1,218
Loss per share - basic and diluted	$(1.30)	$(1.24)	$0.06

The adoption of ASU 2020-06 had no impact on net cash used in operating activities, net cash used in investing activities or net cash provided by financing activities.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

5. Acquisitions

Computex

On April 7, 2020, the Company consummated the Computex Business Combination that resulted in the acquisition of Computex. The acquisition qualified as a business combination under ASC 805, Business Combinations (“ASC 805”). Accordingly, the Company recorded assets acquired and liabilities assumed at their acquisition-date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The goodwill, which is not deductible for tax purposes, resulted from factors such as an assembled workforce and management’s industry knowledge.

The following table presents the allocation of the purchase consideration among the assets acquired and liabilities assumed at their estimated acquisition-date fair values.

Consideration paid:
Convertible Debentures with warrants that granted the right to acquire 2,000,000 shares of common stock at an exercise price of $0.01 per share	$20,000
Assumed debt	16,643
AVCT common stock (8,189,490 shares at $3.00 per share)	24,568
Working capital adjustment satisfied by the issuance of AVCT common stock (117,231 shares at $4.75 per share)	557
Total consideration paid	$61,768

Net assets acquired:
Current assets	$16,972
Customer relationships (estimated useful life - 10 years)	17,300
Trade names (estimated useful life - 10 years)	7,000
Furniture & equipment	6,435
Leasehold improvements	2,375
Other assets	88
Current liabilities	(26,965)
Other liabilities	(116)
Total net assets acquired	$23,089
Goodwill	38,679
Total consideration paid	$61,768

Identifiable intangible assets acquired consisted of customer relationships of $17,300 and trade names of $7,000. Both the customer relationships and the trade names were valued using a form of the income approach. The customer relationship was valued using the Multi-Period Excess Earnings Method (or “MPEEM”) and the method used for the trade names was the Relief from Royalty Method. AVCT incurred transaction costs of $142, which was net of a credit of $903 granted by a creditor whose account was settled by the issuance of $2,500 in Debentures, $1,500 in shares of common stock and cash of $100. During the nine months ended September 30, 2021, there was a measurement period adjustment to goodwill of $3,450 related to a deferred tax liability that was previously recorded as of the Computex Closing Date.

Since the results of operations prior to April 7, 2020 relate to the operations of Computex, investment income and transaction costs incurred by AVCT were excluded from the Predecessor statement of operations. Accordingly, for the period April 1, 2020 through April 6, 2020, transaction costs of $714 were excluded. For the period January 1, 2020 through April 6, 2020, investment income and transaction costs of $1,365 and $6,887, respectively, were excluded.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

Kandy

On December 1, 2020, the Company acquired Kandy from Ribbon, by acquiring certain assets, assuming certain liabilities and acquiring all of the outstanding interests of Kandy Communications LLC. The acquisition qualified as a business combination under ASC 805. Accordingly, the Company recorded assets acquired and liabilities assumed at their acquisition-date fair values. The excess of the purchase price over the fair value of assets acquired and liabilities assumed was recorded as goodwill. The goodwill, which is deductible for tax purposes, resulted from factors such as an assembled workforce and management’s industry knowledge.

The following table represents the allocation of the purchase consideration among the assets acquired and liabilities assumed at their estimated acquisition-date fair values.

Consideration paid:
Convertible Debentures with warrants that granted the right to acquire 4,377,800 shares of common stock at an exercise price of $0.01 per share	$43,778
Net assets acquired:
Current assets	$3,659
Acquired technology (estimated useful life - 6 years)	8,200
Customer relationships (estimated useful life - 10 years)	7,600
Trade names (estimated useful life - 4 years)	2,500
Property, plant & equipment	3,034
Current liabilities	(5,245)
Other liabilities	(114)
Total net assets acquired	$19,634
Goodwill	24,144
Total consideration paid	$43,778

Identifiable intangible assets acquired consisted of acquired technology of $8,200, customer relationships of $7,600 and trade names of $2,500. The intangible assets were valued using a form of the income approach. The customer relationship was valued using the Multi-Period Excess Earnings Method (or MPEEM) while the method used for the acquired technology and trade names was the Relief from Royalty Method. With respect to the Kandy acquisition, AVCT incurred transaction costs of $2,649.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Computex and Kandy acquisitions as if the acquisitions had occurred on January 1, 2020 (in thousands):

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues	$27,511	$29,888	$82,240	$74,348
Net loss	(37,317)	(9,953)	(75,850)	(25,632)

The pro forma financial information included herein are not necessarily indicative of the results of operations that would have been realized if the acquisitions had been completed on January 1, 2020. Such pro forma financial information does not give effect to any integration costs related to the acquired companies.

The combined net loss in the table above was adjusted for the transaction costs related to the acquisitions (included as expenses in the nine months ended September 30, 2020) and the incremental changes in the amortization of intangible assets.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

6. Goodwill and intangible assets

The Company’s intangible assets as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021			December 31, 2020
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$24,900	$(3,183)	$21,717	$24,900	$(1,304)	$23,596
Tradenames	9,500	(1,559)	7,941	9,500	(576)	8,924
Acquired technology	8,200	(1,139)	7,061	8,200	(114)	8,086
Intangible assets	$42,600	$(5,881)	$36,719	$42,600	$(1,994)	$40,606

The estimated lives of the intangible assets are included in Note 5. The weighted average useful life of the intangible assets as of September 30, 2021 was 7.7 years. Amortization expense was $1,296 and 3,887 for the three and nine months ended September 30, 2021, respectively. For the three months ended September 30, 2020, the period April 7, 2020 through September 30, 2020 and the period January 1, 2020 through April 6, 2020, amortization expense was $608, $1,158 and $263, respectively.

Goodwill activity during the nine months ended September 30, 2021 was as follows:

Carrying
amount
Balance, January 1, 2021	$66,273
Goodwill impairment	(20,500)
Measurement period adjustment - Computex	(3,450)
Balance, September 30, 2021	$42,323

The noncash goodwill impairment charge in the table above relates to our Computex subsidiary and is discussed in Note 1. The measurement period adjustment relates to a deferred tax liability that was previously recorded as of the Computex Closing Date.

7. Accounts payable and accrued expenses

Accounts payable and accrued expenses were as follows as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Accounts payable	$25,594	$20,696
Accrued compensation, benefits and related accruals	9,258	5,780
Accrued professional fees	2,470	2,736
Due to related parties	2,211	1,542
Sales tax payable	882	467
Other	957	1,484
	$41,372	$32,705

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

8. Long-Term Debt

Credit Agreement

In connection with the consummation of the Computex Business Combination, the Company assumed the obligations of Computex under a credit agreement with Comerica Bank (as amended, the “Credit Agreement”), which includes a term note and a line of credit. On the Computex Closing Date, the Company and Comerica Bank entered into a third amendment to the Credit Agreement that added the Company as a borrower and amended certain provisions of the Credit Agreement, including changing the maturity date of the loans under the Credit Agreement to December 31, 2020, and removing certain financial covenants. On November 13, 2020, the Company and Comerica Bank entered into a fifth amendment to the Credit Agreement (the “Fifth Amendment”) that extended the maturity date to June 30, 2021, provided for a decrease in maximum borrowings on the line of credit effective April 1, 2021, amended the interest rates and, commencing January 31, 2021, provided for a minimum monthly liquidity (defined as unrestricted cash plus availability under the line of credit) of $3,000. In connection with the Fifth Amendment on November 13, 2020, the Company was required to make a one-time principal payment of $250 on the term loan. Also, in connection with the Fifth Amendment, maximum borrowings permitted under the line of credit decreased by $3,500 to $13,000 effective April 1, 2021.

In connection with the acquisition of Kandy, the Company later entered into a sixth amendment to the Credit Agreement that required the Company to repay $250 under the Credit Agreement, for every $12,500 of capital raised.

On June 24, 2021, the Company entered into a seventh amendment to the Credit Agreement that extended the maturity date of the Credit Agreement to December 31, 2021. The seventh amendment also:

(i)	reduced the availability under the line of credit by $1,000 per month starting on October 1, 2021 (subsequently amended by a ninth amendment entered into on November 1, 2021, which limits such availability to the borrowing base, if lower);
(ii)	increased the monthly payments under the term loan to $800 beginning September 1, 2021 (subsequently amended in a ninth amendment which changed the due date for the October 2021 payment to November 2021); and
(iii)	increased the applicable interest rates under the Credit Agreement.

Availability on the line of credit is determined weekly. The borrowing base computation is primarily based on certain percentages of accounts receivable and inventory. As of October 1, 2021, maximum borrowing under the line of credit was $12,000, of which $4,183 was available.

An eighth amendment to the Credit Agreement on September 22, 2021 was effected to allow the Company to incur borrowings of $5,000 under the 2021 Note discussed below in the section titled “Subordinated promissory note – related party.”

On or before the maturity date of the Credit Agreement, the Company expects to seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender. However, there can be no assurance that financing will be available in the amounts the Company requires or on terms acceptable to it, if at all. At September 30, 2021 and December 31, 2020, the balance on the line of credit was $8,839 and $7,355, respectively.

The effective rate under the Credit Agreement was 8.0% and 5.00% as of September 30, 2021 and December 31, 2020, respectively.

The Credit Agreement is subject to a security agreement which includes substantially all of the Company’s assets and a pledge of Computex’s equity. Effective on the Computex Closing Date, the previous Computex shareholder was released from a guaranty agreement made in connection with the Credit Agreement.

In 2018, Computex entered into an interest rate swap arrangement to partially mitigate the variability of cash flows due to changes in the Eurodollar rate, specifically related to interest payments on the term note under the Credit Agreement. The interest rate swap which had a notional amount of $2,857 and did not qualify for hedge accounting, matured on August 2, 2021. A liability of $51 was recorded for the fair value of the related derivative at December 31, 2020 and was included in accounts payable and accrued expenses. No new interest rate swap agreement was entered into subsequent to August 2, 2021.

PPP Loan

In July 2021, the Company’s application for forgiveness of a PPP loan of $4,135 was approved. Under the terms of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), PPP loan recipients had the option to apply for forgiveness for all or a portion of such loans, if the loan was used for eligible purposes, including to fund payroll costs. The gain that resulted from the loan forgiveness is reflected in the condensed consolidated statements of operations as “Gain on extinguishment of debt.”

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

Total long-term debt as of September 30, 2021 and December 31, 2020 consisted of the following:

	September 30, 2021	December 31, 2020
Senior debt - Term note payable to Comerica Bank; monthly principal payments of $800 (starting September 1, 2021) plus interest through the maturity date of December 31, 2021; variable interest rate with effective rate of 8.00% and 5.00% at September 30, 2021 and December 31, 2020, respectively	$3,200	$5,702
PPP Loan previously administered by Comerica Bank; interest rate 1.00%; amount was forgiven in July 2021	-	4,135
Line of credit, maturing December 31, 2021	8,839	7,355
Capital lease obligations	163	427
Total long-term debt	12,202	17,619
Less: unamortized debt issuance costs	(88)	(69)
Total notes payable and line of credit, net of unamortized debt issuance costs	12,114	17,550
Less: current maturities of notes payable and line of credit	(12,086)	(16,587)
Long-term debt, net of current maturities and unamortized debt issuance costs	$28	$963

Subordinated promissory note – related party

The 2021 Note (as defined in Note 2) is secured by a shareholder that owns more than five percent of the Company’s shares and matures on the earliest of (a) September 16, 2022, (b) the Company’s consummation of a debt financing resulting in the receipt of gross proceeds of not less than $20,000, (c) the Company’s consummation of primary sales of registered equity securities resulting in receipt of gross proceeds of not less than $20,000, (d) the Company’s consummation of the sale of Computex and (e) the date of any event of default. The 2021 Note is subordinate to any amounts owed under the Credit Agreement and has a minimum required return of 25.00% over the applicable period.

Subordinated promissory note - other

On the Computex Closing Date, the Company issued a subordinated promissory note of $500 (or the “2020 Note”) in partial settlement of a deferred underwriting fee of $3,000. The remaining $2,500 was settled via the issuance of Convertible Debentures (See Note 9). The 2020 Note bears interest at the rate of 12.00% per annum. Previously, the 2020 Note had a maturity date of September 30, 2021. The 2020 Note is subordinate to any amounts owed under the Credit Agreement. On November 5, 2021, all amounts owing under the 2020 Note were paid.

9. Stockholders’ (Deficit) Equity, Related Warrants, Debentures and Guaranty

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001. As of September 30, 2021 and December 31, 2020, no preferred stock was issued or outstanding.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of September 30, 2021, there were 65,228,070 issued and outstanding shares of common stock.

Registration rights agreement

On the Computex Closing Date, the Company, the Sponsor and certain other initial stockholders of the Company, as well as Stratos Management Systems Holdings, LLC (“Holdings”), and certain other Investors (as defined below), entered into a Registration Rights Agreement (the “Registration Rights Agreement”). The Registration Rights Agreement amended, restated and replaced a previous registration rights agreement entered into among AVCT, the Sponsor and certain other initial stockholders of AVCT on July 27, 2017. Pursuant to the terms of the Registration Rights Agreement, the holders of certain of the Company’s securities, including holders of the Company’s founders’ shares, shares of common stock underlying the Private Placement Warrants, and shares of common stock underlying the securities issued in the Private Placement (as defined below) are entitled to certain registration rights under the Securities Act and applicable state securities laws with respect to such shares of common stock, including up to eight demand registrations in the aggregate and customary “piggy-back” registration rights.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

Convertible Debentures, related warrants and guaranty

On the Computex Closing Date, the Company also consummated the sale, in a private placement (the “Private Placement”), of units of securities of the Company (“Units”) to certain investors (each, an “Investor”), as contemplated by the terms of the previously disclosed Securities Purchase Agreement, dated as of April 3, 2020 (the “Securities Purchase Agreement”). Each Unit consisted of (i) $1,000 in principal amount of the Company’s Series A convertible debentures (the “Convertible Debentures” or “Debentures”) and (ii) a warrant to purchase 100 shares of Common Stock at an exercise price of $0.01 per whole share (the “Penny Warrants”). The issuances of such securities were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

In addition, in connection with the acquisition of Kandy on December 1, 2020 and pursuant to the terms of the Kandy purchase agreement, the Company, in December 2020, issued 43,778 Units to Ribbon as consideration for the Kandy purchase, sold 10,000 Units to SPAC Opportunity Partners, LLC, a significant shareholder of the Company and 1,000 Units to a director of the Company. Also, the Company sold 24,000 additional Units during the nine months ended September 30, 2021 (none of which was sold during the three months ended September 30, 2021). Amounts sold during the nine months ended September 30, 2021 included 9,540 Units that were sold to related parties.

Debentures

The Debentures issued on the Computex Closing Date had an aggregate principal amount of approximately $43,169 (including $3,000 in aggregate principal amount issued as part of Units sold to MasTec, Inc., a greater than five percent stockholder of the Company, and $20,000 in aggregate principal of which was part of Units issued to Holdings pursuant to the terms of the Computex Business Combination agreement and approximately $8,566 in aggregate principal amount of which was issued to the Sponsor as part of Units issued in exchange for the cancellation of indebtedness previously incurred by the Company to the Sponsor).

The Debentures issued in connection with the acquisition of Kandy on December 1, 2020 and pursuant to the terms of the Kandy purchase agreement consisted of aggregate principal amounts of $43,778 issued to Ribbon, $10,000 sold to SPAC Opportunity Partners, LLC, a significant shareholder of the Company and $1,000 sold to a director of the Company. In addition, during the nine months ended September 30, 2021, $24,000 were sold to various investors (including $9,540 sold to related parties). The Debentures sold in December 2020 and during the nine months ended September 30, 2021 (none of which were sold in the three months ended September 30, 2021) were in the same form as those issued in connection with the acquisition of Kandy.

The Debentures bore interest at a rate of 10.0% per annum, previously payable quarterly on the last day of each calendar quarter in the form of additional Debentures. Unless converted, the entire principal amount of each Debenture together with accrued and unpaid interest thereon, was due and payable on the earlier of (i) such date, that was thirty months after the issuance date, as the holder thereof, at its sole option, upon not less than 30 days’ prior written notice to the Company, demanded payment thereof and (ii) the occurrence of a Change in Control (as defined in the Debentures).

Each Debenture was convertible, in whole or in part, at any time at the option of the holder thereof into that number of shares of common stock calculated by dividing the principal amount being converted, together with all accrued but unpaid interest thereon, by the applicable conversion price, initially $3.45. The conversion price was subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and was also subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of common stock, or securities convertible, exercisable or exchangeable for, common stock at a price below the then-applicable conversion price (subject to certain exceptions). The Debentures were subject to mandatory conversion if the closing price of the Company’s common stock exceeded $6.00 for any 40 trading days within a consecutive 60 trading day-period, subject to the satisfaction of certain other conditions.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

Pursuant to the terms of the Debentures, on September 8, 2021, the Debentures and related accrued interest were mandatorily converted to 38,811,223 shares of common stock. The components of the Debenture prior to conversion are reflected in the table below.

Penny Warrants

The Penny Warrants issued on the Computex Closing Date entitled the holders to purchase an aggregate of up to 4,316,936 shares of the Company’s common stock (including warrants to purchase up to 2,000,000 shares, 856,600 shares, and 300,000 shares issued to Holdings, the Sponsor and MasTec Inc., respectively, as part of the Units issued to them), at an exercise price of $0.01 per share.

The Penny Warrants issued in December 2020, as part of the Units sold, entitled the holders to purchase an aggregate of up to 5,477,800 shares of the Company’s common stock at an exercise price of $0.01 per share. Such warrants consisted of 4,377,800 issued to Ribbon, 1,000,000 issued to SPAC Opportunity Partners, LLC and 100,000 issued to a director of the Company.

The Penny Warrants issued between January 1, 2021 and September 30, 2021 (none of which were issued in the three months ended September 30, 2021), as part of the Units sold during that period, entitled the holders to purchase an aggregate of up to 2,400,000 warrants (including 954,000 warrants issued to related parties).

The Penny Warrants may be exercised at any time through the fifth anniversary of the date of issuance. The number of shares issuable upon exercise of each Penny Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like.

During the three months ended September 30, 2021 and pursuant to the terms of the Penny Warrant agreements, holders of 5,974,395 Penny Warrants exercised their right to convert such Penny Warrants to 5,974,395 shares of common stock. As of September 30, 2021, unexercised Penny Warrants totaled 6,205,675.

Derivative consideration and other disclosures relating to the Debentures and Penny Warrants

Based on ASC 815, Derivatives and Hedging, the convertible feature of the Debentures issued on the Computex Closing Date was not considered a derivative and therefore was not recorded in liabilities, as part of the Debentures, and was not bifurcated. However, an embedded beneficial conversion feature was previously assessed in relation to the Debentures issued in December 2020 and was previously recorded in equity at its intrinsic value with a corresponding debt discount recorded to the Debentures at December 31, 2020. The beneficial conversion feature on such Debentures, which was evaluated in accordance with ASC 470-20 “Debt with Conversion and Other Options” was determined to be $36,983 and arose as a result of the conversion price of such Debentures being below the stock price on the issuance dates. Such debt discount, that was related to the embedded beneficial conversion feature, was limited to the proceeds allocated to the Debentures, and, along with the relative fair value of the warrants, was recognized as additional paid-in capital and reduced the carrying value of the Convertible Debentures. However, as more fully discussed in Note 4, effective January 1, 2021, the Company early-adopted ASU 2020-06 and, accordingly, the discount related to the beneficial conversion feature was reversed effective January 1, 2021.

Both the Penny Warrants issued on the Computex Closing Date as well as the Penny Warrants issued on and after the Kandy acquisition date had qualified as derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract (the Convertible Debentures) and recorded in equity at their relative fair values with a corresponding debt discount recorded to the Debentures.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

The relative fair values of the Penny Warrants were determined using the Black-Scholes model. Weighted average assumptions used in determining fair values of Penny Warrants issued in the nine months ended September 30, 2021 (none of which were issued in the three months ended September 30, 2021) were: stock price volatility – 70%, exercise price - $0.01, interest rate – 0.78%, stock price - $6.28.

Prior to the conversion of the Debentures to common stock, the discount (consisting of the relative fair value of the warrants) was being expensed as interest over the then term of the Debentures to increase the carrying value to face value. However, effective September 8, 2021, the remaining unamortized discount was transferred to additional paid in capital in connection with the conversion of the Debentures to shares of common stock. During the three and nine months ended September 30, 2021, the Company recorded accretion of the discount of $2,792 and $9,253, respectively, and paid-in-kind interest of $2,518 and $8,257, respectively. During the three months ended September 30, 2020, the Company recorded accretion of the discount and paid-in-kind interest of $994 and $1,097, respectively. During the period April 7, 2020 through September 30, 2020, the Company recorded accretion of the discount and paid-in-kind interest of $1,921 and $2,112, respectively.

The components of the Debentures, prior to conversion on September 8, 2021 and the amounts converted, are summarized in the table below:

		Discount consisting of
		relative fair
	Principal	value of Penny Warrants	Net
Issued on the Computex Closing Date	$43,169	$(9,937)	$33,232
Issued in the Successor periods:
Issued to Ribbon	43,778	(14,159)	29,619
Issued to SPAC Opportunity Partners, LLC	17,990	(6,249)	11,741
Other issuances (various holders)	17,010	(6,610)	10,400
	$121,947	$(36,955)	$84,992
Amortization of discount			12,752
Paid-in-kind interest			11,951
Deferred financing fees			(523)
Net Debentures as of September 8, 2021, prior to conversion			$109,172
Less reduction due to conversion			(109,172)
Balance at September 30, 2021			$-
Financial statement line items impacted by the conversion:
Additional paid in capital			$109,691
Common stock (38,811,223 shares at par value of $0.0001 per share)			4
Interest expense - write off of deferred financing fees			(523)
			$109,172

10. Related Party Transactions

During the Predecessor periods, Computex paid management fees at the rate of $300 per annum to a shareholder, under a management agreement. Such amounts are included in selling, general and administrative expenses in the condensed consolidated statement of operations in the Predecessor periods. This agreement was terminated on the Computex Closing Date.

AVCT shares corporate office space with an affiliate and participates in a cost sharing arrangement in a month-to-month leasing arrangement. The space is not being used and therefore, by mutual agreement between the parties, no expenses have been incurred by the Company during the Successor periods.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

Effective October 1, 2020, the Company and Navigation Capital Partners, Inc. (“Navigation”), an affiliate of a shareholder, entered into an agreement under which Navigation provides capital markets advisory and business consulting services to the Company for a fee of $50 per month. Expenses recorded during the three and nine months ended September 30, 2021, in connection with the agreement, were $150 and $450, respectively, and are included within selling, general and administrative expenses. Also, accounts payable and accrued liabilities as of September 30, 2021 and December 31, 2020 included $600 and $150, respectively, related to such agreement. Also included in selling, general and administrative expenses for the three and nine months ended September 30, 2021 and accounts payable and accrued expenses as of September 30, 2021 are reimbursable expenses of $59 due to Navigation. See Note 12.

Pursuant to a transition services agreement entered into with Ribbon in connection with the acquisition of Kandy, accounts payable and accrued expenses as of September 30, 2021 and December 31, 2020 include $1,163 and $1,392, respectively, of amounts due to Ribbon for reimbursable expenses in excess of collections, professional fees provided and certain software and other support. Included in the condensed statement of operations are the following expenses for services provided by Ribbon during the three and nine months ended September 30, 2021, which primarily relate to professional fees for services provided by Ribbon as part of the transition services agreement, rental for office space and certain software support:

	Three Months	Nine Months
	Ended September 30, 2021
Professional fees charged by Ribbon:
Cost of revenue	$305	$1,013
Research and development	116	331
Selling, general and administrative expenses	534	1,448
	955	2,792
Other services provided by Ribbon:
Cost of revenue	68	68
Selling, general and administrative expenses	173	447
	241	515

In addition to the related party amounts discussed above, certain Debentures as of December 31, 2020 are separately identified as related party amounts on the condensed consolidated balance sheet as of December 31, 2020. Similarly, the related Debenture interest is separately identified as related party amounts on the condensed consolidated statements of operations. As indicated in Note 9, the Debentures were converted to common stock on September 8, 2021. Accordingly, there were no Debentures outstanding as of September 30, 2021, and interest for the three and nine months ended September 30, 2021 relate to the period up to and including September 8, 2021.

The 2021 Note, which is secured by a related party, is discussed in Note 8 and is separately identified on the condensed consolidated balance sheet. The related interest expense of $389 is included in “Interest expense – related parties” in the condensed consolidated statement of operations for the three and nine months ended September 30, 2021 and is also included in “Accounts payable and accrued expenses” on the condensed consolidated balance sheet as of September 30, 2021.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

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

	Three Months	Three Months	Nine Months	April 7, 2020	January 1, 2020
	Ended	Ended	Ended	through	through
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	April 6, 2020
	Successor	Successor	Successor	Successor	Predecessor
Geography
Domestic	$25,623	$24,722	$75,995	$43,443	$18,961
International	1,888	1,246	6,245	1,622	76
Total revenues	$27,511	$25,968	$82,240	$45,065	$19,037
Revenues by Verticals (or Sector)
Energy	$2,740	$3,819	$9,481	$7,118	$2,716
Finance	1,972	1,623	7,470	3,373	2,510
Healthcare	5,157	6,517	16,039	10,736	5,586
Manufacturing and logistics	4,681	5,802	14,679	11,432	3,322
Public sector	1,700	3,352	4,135	4,733	889
Retail and hospitality	2,366	907	7,106	1,711	2,206
Technology service providers	7,147	285	15,331	828	478
Other Services	1,748	3,663	7,999	5,134	1,330
Total revenues	$27,511	$25,968	$82,240	$45,065	$19,037

Gross versus net
Gross (principal)	$25,431	$24,766	$77,125	$42,331	$17,578
Net (agent)	2,080	1,202	5,115	2,734	1,459
Total revenues	$27,511	$25,968	$82,240	$45,065	$19,037

Revenues by geography, in the table above, is generally based on the “ship-to address,” with the exception of certain services that may be performed at, or on behalf of, multiple locations, which are categorized based on the “bill-to address.”

Contract liabilities and remaining performance obligations

The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. On September 30, 2021 and December 31, 2020, the contract liability balance (deferred revenue) was $3,065 and $4,608, respectively. All of the performance obligations related to such deferred revenue are expected to be performed within 12 months and consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing the services.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. The following table represents the total transaction price for remaining performance obligations, as of September 30, 2021, related to non-cancelable contracts longer than 12 months in duration that are expected to be recognized over future periods:

Three months ended December 31, 2021	$5,656
Fiscal year 2022	15,203
Fiscal year 2023	5,454
Fiscal year 2024	2,540
Fiscal year 2025	144
Total remaining performance obligations	28,997

12. Share-Based Compensation

Successor

The American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Plan”) provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other share-based awards. Stock options have a maximum term of ten years from the grant date.

As of September 30, 2021, 5,794,500 shares had been authorized for issuance under the Plan, of which 902,000 shares remained available for issuance. The RSUs were issued to certain directors and employees and can only be settled in shares. RSUs awarded to directors are time-based. RSUs issued to nondirectors are generally 50% time-based and 50% performance-based. Generally, 25% of the time-based awards vests on each grant-date anniversary, while 25% of the performance-based awards vests on December 31st of each year, if the market condition (stock price target) is met. If the market condition attached to the performance-based awards is not met in any year, the eligibility is delayed until the market condition is met, except that the market condition must be met by December 31st of the fourth year after issuance.

The following summarizes RSU activity between January 1, 2021 and September 30, 2021:

		Weighted Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding at January 1, 2021	2,345,000	$3.29
Granted	2,406,255	$5.58
Vested and delivered	(536,250)	$3.20
Vested, not delivered	(407,500)	$3.65
Forfeited	(937,500)	$4.92
Unvested RSUs at September 30, 2021	2,870,005	$4.51

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

Awards outstanding in the table above consist of 2,508,750 time-based awards and 361,255 performance-based awards and exclude 772,495 performance-based RSUs that have been awarded but deemed not granted as the performance targets have not yet been determined. Share-based compensation expenses recognized during the Successor periods were as follows:

	Three Months	Three Months	Nine Months	April 7, 2020
	Ended	Ended	Ended	through
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	Successor	Successor	Successor	Successor
Cost of revenue	$104	$-	$291	$-
Research and development	309	-	691	-
Selling, general and administrative expenses	2,538	802	5,770	1,420
	$2,951	$802	$6,752	$1,420

Selling, general and administrative expenses for the three and nine months ended September 30, 2021, in the table above, include $119 of stock compensation expense for services rendered by a shareholder that owns more than five percent of the Company’s shares.

13. Reconciliation of Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

			Nine Months	April 7, 2020	January 1, 2020
	Three Months Ended		Ended	through	through
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020	April 6, 2020
	Successor	Successor	Successor	Successor	Predecessor
Net loss	$(37,317)	$(5,621)	$(75,850)	$(10,492)	$(1,589)
Weighted average shares outstanding, basic and diluted	31,089,649	19,678,342	23,791,532	19,657,811	1,000
Basic and diluted net loss per ordinary share	$(1.20)	$(0.29)	$(3.19)	$(0.53)	$(1,587.30)

Since their inclusion would have been antidilutive, excluded from the computation of diluted net loss per share for the Successor periods were the following were they to be converted:

	Successor periods ended
	September 30, 2021	September 30, 2020
Warrants	26,712,500	26,712,500
Penny Warrants	6,205,675	4,316,936
Unvested RSUs	3,642,500	3,320,000
Vested, not delivered RSUs	407,500	-
Shares underlying Debentures	-	13,124,946
	36,968,175	47,474,382

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

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

As of December 31, 2020, the Company had net operating loss carryforwards of approximately $44,534 that begin to expire in 2036.

The Company files a federal income tax return and separate income tax returns in various states. For federal and certain states, the 2017 through 2020 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the cumulative loss incurred over the three-year period ended December 31, 2020. Such objective evidence limits the ability to consider other subjective evidence, such as our forecasts of future taxable income and tax planning strategies. On the basis of this evaluation, the Company recognized a full valuation allowance against its net deferred tax assets, pursuant to ASC 740, as of September 30, 2021 and December 31, 2020. Based on the Company’s evaluation, it was determined that no uncertain tax positions existed as of September 30, 2021 or December 31, 2020.

15. Segments

The Company’s reportable segments during the three and nine months ended September 30, 2021 were Computex and Kandy.

Computex is a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions, through its extensive hardware, software and value-added service offerings.

Kandy is a provider of cloud-based enterprise services that deploys a carrier grade proprietary cloud communication platform that supports UCaaS, CPaaS and CCaaS for mid-market and enterprise customers across a proprietary multi-tenant, highly scalable cloud platform. The Kandy platform also includes pre-built customer engagement tools, based on WebRTC technology, known as Kandy Wrappers. Kandy provides white-labeled services to a variety of customers including communications service providers and systems integrators.

Presented below is certain information by reportable segment. The Company uses the same accounting policies for each reportable segment as it uses for the Company as a whole. The chief operating decision makers evaluate the performance of each reportable segment based on revenue and a measure that approximates income/loss from operations. There was no intersegment revenue during the three and nine months ended September 30, 2021. Revenues presented in the table below are from external customers only. Certain corporate expenses are not allocated to the segments. Such corporate expenses consist primarily of executive and certain other compensation, professional and legal fees, insurance, interest and other financing expenses. Revenue for the Predecessor periods related only to Computex as Kandy was acquired in December 2020.

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	Computex	Kandy	Consolidated	Computex	Kandy	Consolidated
Revenues:
Hardware	$13,000	$-	$13,000	$39,219	$-	$39,219
Third party software and maintenance	2,080	-	2,080	5,115	-	5,115
Managed and professional services	8,050	573	8,623	24,497	1,826	26,323
Cloud subscription and software	-	3,575	3,575	-	10,790	10,790
Other	233	-	233	793	-	793
Total revenues	23,363	4,148	27,511	69,624	12,616	82,240
Cost of revenue	16,039	4,242	20,281	48,674	11,478	60,152
Gross profit (loss)	7,324	(94)	7,230	20,950	1,138	22,088
Goodwill impairment	20,500	-	20,500	20,500	-	20,500
Research and development	-	4,508	4,508	-	13,606	13,606
Selling, general and administrative	7,824	4,234	12,058	23,621	10,955	34,576
Loss from operations	$(21,000)	$(8,836)	$(29,836)	$(23,171)	$(23,423)	$(46,594)
Selling, general and administrative - Corporate			(8,041)			(16,908)
Loss from operations per condensed consolidated statement of operations			$(37,877)			$(63,502)

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

	September 30, 2021
	Computex	Kandy	Corporate	Consolidated
Goodwill	$18,179	$24,144	$-	$42,323
Long-lived assets	5,131	3,806	87	9,024
Total assets	68,609	50,580	5,295	124,484

	December 31, 2020
	Computex	Kandy	Corporate	Consolidated
Goodwill	$42,129	$24,144	$-	$66,273
Long-lived assets	7,022	2,993	46	10,061
Total assets	92,776	49,101	11,130	153,007

16. Commitments and Contingencies

Registration Rights

See Note 9 for a discussion of certain registration rights.

Contingencies

On December 16, 2019, the Company received a complaint filed by one of its vendors for alleged breach of contract asking for approximately $351.  This suit was settled during the nine months ended September 30, 2020 for $281.

In November 2020, the Company became aware of a claim by a 2018 acquisition target who asserted a claim for $300 for certain unreimbursed compliance-related fees. The Company and the parties to the suit agreed on a settlement of $200, which the Company paid during the nine months ended September 30, 2021.

In June 2021, the Company became aware of a claim by a vendor who asserted a claim for $188 for the remaining scope of work in connection with a contract which the Company terminated. The Company and the parties agreed on a settlement of $85, which was paid in the 3rd quarter of 2021.

In addition, from time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of September 30, 2021, and through the filing date of this report, the Company does not believe the resolution of any legal proceedings or claims of which it is aware or any potential actions will have a material effect on its financial position, results of operations or cash flows.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2021

(Unaudited)

17. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the condensed consolidated financial statements are issued.

On November 2, 2021, the Company announced that it had signed a definitive agreement for a registered direct offering with an institutional investor of 2,500,000 shares (the “Registered Shares”) of its common stock at a purchase price of $2.00 per share and a warrant (the “Series B Warrant”) to purchase an additional 2,500,000 shares of common stock, for total gross proceeds of $5,000, before payment of commissions and expenses. The Company will receive an additional $5,000 in gross proceeds if the Series B Warrant is exercised in full. The Series B Warrant has an exercise price of $2.00 per share, is exercisable on the date of issuance and expires two years from the date of issuance. Commencing ten trading days after the issuance of the Series B Warrant, the Company may force the investor to exercise its Series B Warrant in the event shares of the Company’s common stock trade at or above $2.40/share for a period of 5 consecutive trading days, subject to certain conditions, including equity conditions.

In a concurrent private placement, the institutional investor received from the Company an unregistered warrant (the “Series A Warrant”) to purchase, initially, an additional 2,500,000 shares of the Company’s common stock. In addition, for each share of common stock purchased by the institutional investor upon the exercise of the Series B Warrant, the Series B Warrant will become exercisable to purchase one additional share of common stock.

The Series A Warrant has an exercise price of $2.00 per share, is exercisable on the date of issuance, and expires five years from the date of issuance.

The consummation of the issuance and sale of the Registered Shares, the Series B Warrant and the Series A Warrant occurred on November 5, 2021. The Company plans to use the net proceeds of approximately $4,500 from the offering for reduction of debt and working capital. Northland Capital Markets served as sole placement agent in the transaction. The offering of the Registered Shares and the Series B Warrant (and underlying shares of common stock) was made pursuant to an effective shelf registration statement on Form S-3 previously filed with the SEC.

Other than as disclosed in this note and as may be disclosed elsewhere in the accompanying notes, there were no subsequent events that required adjustment or disclosure in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report to “we,” “us,” “our,” or the “Company” refer to American Virtual Cloud Technologies, Inc. (or “AVCT”) and its wholly-owned subsidiaries. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements (including the notes thereto) contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risk and uncertainties.

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

Overview

We are a Delaware-incorporated entity with operating locations in Minnesota, Michigan, Florida, Texas, Ottawa, North Carolina and Mexico City.

On April 7, 2020, AVCT (formerly known as Pensare Acquisition Corp.), consummated a business combination (the “Computex Business Combination“) in which it acquired Stratos Management Systems, Inc. (“Computex”), a private operating company that does business as Computex Technology Solutions. In connection with the Computex Business Combination, the Company changed its name to American Virtual Cloud Technologies, Inc.

On December 1, 2020, we acquired the Kandy Communications business (“Kandy”) from Ribbon Communications, Inc. and certain of its affiliates (“Ribbon”), by acquiring certain assets, assuming certain liabilities and acquiring all of the outstanding interests of Kandy Communications LLC.

Computex is a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions, through its extensive hardware, software and value-added service offerings. Computex designs best-fit solutions, and with the help of leading vendors in the industry, helps its customers with the procurement of suitable hardware and software that are appropriate for their specific needs. With primary operating locations in Minnesota, Michigan, Florida and Texas, services offered by Computex include directory and messaging, enterprise networking, cybersecurity, collaboration, data center services, integration, storage, backup, virtualization, converged infrastructures and unified communications-as-a-service (“UCaaS”).

Kandy, a provider of cloud-based enterprise services, globally deploys a white-label, carrier-grade cloud-based platform for UCaaS, communications platform as a service (“CPaaS”) and contact center as a service (“CCaaS”) for mid-market and enterprise customers across a proprietary multi-tenant, highly scalable cloud platform. The Kandy platform also includes pre-built customer engagement tools, based on web real-time communication technology (“WebRTC technology”), known as Kandy Wrappers, and provides white-labeled services to a variety of customers including communications service providers and systems integrators. With Kandy, companies can quickly embed real-time communications capabilities into their existing applications and business processes.

Recent development

On September 16, 2021, the Company issued a press release announcing that as a result of a decision by the Company’s Board of Directors (the “Board”) to explore strategic alternatives previously announced on April 7, 2021, the Board had authorized the Company to focus its strategy on acquisitions and organic growth in its cloud technologies business as well as to explore strategic opportunities for its IT solutions business, including the planned divestiture of Computex. The Company believes that the change will allow it to optimize resource allocation, focus on core competencies, and improve its ability to invest in areas of maximal growth potential. Proceeds from any potential sale transaction are expected to be used to further deleverage the balance sheet and provide working capital.

Computex was not classified as held for sale as of September 30, 2021 as the criteria for the reporting unit to be classified as held for sale were not met as of September 30, 2021. However, in connection with the potential sale of Computex, the Company compared the expected proceeds less costs to sell with the carrying value of the reporting unit and in connection therewith recorded a noncash goodwill impairment charge of $20,500 during the three and nine months ended September 30, 2021.

Growth strategy

The acquisition of Kandy has given us the opportunity to provide a full suite of UCaaS, CPaaS, and CCaaS products to serve the rapidly growing cloud communications market.  Customers today demand a highly reliable, secure, and scalable communications platform along with a world class customer experience.

With demand for cloud technology increasing, we believe that the already sizable total addressable market (“TAM”) for cloud communications is on track to continue to expand and we believe that we are positioned to monetize mega trends in enterprise cloud communications, gain market share as a premier white-label cloud communications provider, checking the CPaaS, CCaaS & UCaaS boxes, while also capitalizing on our direct to enterprise capabilities (for example, Tier 1 support) to sell through our partners or sell directly.

Certain areas of our growth plan, which also includes continued investment in research and development, are as follows:

●	Channel (white label) - Target technology providers, such as Service Providers (SPs), Resellers, Independent Software Vendors (ISVs), and System Integrators (SIs) through:

o	Strategic Alliances with companies looking to co-invest to monetize cloud communication technology; and
o	Our partners that are looking to white label or resell cloud technologies, which we believe offer significant opportunity to grow revenue with existing partners while identifying new ones.

●	Direct to Enterprise - Target enterprises looking to deploy their own cloud technology using APIs/SDKs (application programming interface/software development kit) and/or looking to enable cloud communications to support their business and customer communications and interactions either:

o	Organically - By targeting select vertical markets with high growth potential for example, government, retail, financial, & healthcare; or
o	Inorganically - By making selective acquisitions to expand the use of the Kandy platform.

Key trends affecting our results of operations

The following are key trends that we believe can positively impact our results of operations:

●	The acceleration of digital transformation

●	The change in how people work, including the “work from anywhere” mindset

●	The increased complexity in mid & large enterprises and the desire by enterprises for integrated internal and external communications for UCaaS, CPaaS and CCaaS

●	The demand for services similar to WebEx, Teams, & Zoom and partners that can add to and/or complement such tools and players

●	The trend towards CPaaS technology – Product developers & Independent Software Vendors (ISVs) are increasingly seen as the influencers

●	The general trend towards movement to the cloud

●	The lack of sufficient internal IT resources at mid-sized and large enterprises, and the scarcity of IT personnel in certain high-demand disciplines
●	Disruptive technologies that are creating complexity and challenges for customers and vendors
●	The recognition that certain IT services provide the opportunity of funding via recurring payments over a period of time, rather than large upfront payments
●	The increasing use of multi-cloud strategies, whereby cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, provide the core foundation of modern IT
●	The explosive growth in remote workforce needs.

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

Nature of revenue categories discussed below

Hardware revenue is generated from the sale of data storage, desktops, servers, and other hardware which are sourced from a network of leading manufacturers.

Third party software and maintenance revenue include licensing, licensing management, software solutions and other services, which typically are delivered as part of a complete technology solution. Such solutions range from configuration services for computer devices to fully integrated solutions such as virtualization, collaboration, security, mobility, data center optimization and cloud computing. Such services also include complementary services including installations, warranty services and certain managed services such as remote network and data center monitoring.

Professional and managed services revenue include managed IT services, virtualization, storage, networking and data center services. These services include customized solutions for business continuity, back-up and recovery, capacity on-demand, regulatory compliance and data center best practice methodologies as well as infrastructure as a service (“IaaS”) and software as a service (“SaaS”). These solutions are used by customers to optimize investments in IT infrastructure and data centers.

Cloud subscription and software revenue include subscriptions to the Company’s cloud-based technology platform.

Financial statement presentation and results of operations

The condensed consolidated financial statements of the Company include the accounts of AVCT and its wholly-owned subsidiaries. As discussed in Note 3 of the condensed consolidated financial statements, the financial position, results of operations and cash flows described herein for the dates and periods prior to April 7, 2020 relate to the operations of Computex. The historical financial information of AVCT prior to the Computex Business Combination (a special purpose acquisition company, or “SPAC”) has not been reflected in the Predecessor financial statements as these historical amounts have been determined to be not useful information to a user of the financial statements.

To distinguish between the different bases of accounting due to the Computex Business Combination that occurred on April 7, 2020, certain tables in this quarterly report include a blackline between certain columns to separate: (1) the periods prior to the closing date of April 7, 2020 (“Predecessor”) and (2) the period that started on April 7, 2020 (“Successor”). We refer to the periods before April 7, 2020 as the “Predecessor” periods and refer to the periods that started on April 7, 2020 as the “Successor” periods.

For the reasons discussed above, management believes it remains useful to review the operating results for the three and nine months ended September 30, 2021 with the operating results for the three and nine months ended September 30, 2020. Accordingly, in the discussion below, for purposes of a year-to-date (YTD) comparison, the financial information for the period January 1, 2020 through April 6, 2020 is combined with the financial information for the period April 7, 2020 through September 30, 2020 and, together, is referred to as the “S/P combined YTD period ended September 30, 2020.” Accordingly, in addition to presenting our results of operations in our condensed consolidated financial statements in accordance with GAAP, the tables and certain discussions below present the non-GAAP combined results for the nine months ended September 30, 2020.

3rd Quarter of 2021 versus the 3rd Quarter of 2020

	3rd Quarter
	2021	2020
	In thousands
Revenues:
Hardware	$13,000	$16,428
Third party software and maintenance	2,080	1,202
Managed and professional services	8,623	8,204
Cloud subscription and software	3,575	-
Other	233	134
Total revenues	27,511	25,968
Cost of revenue	20,281	18,445
Gross profit	7,230	7,523
Goodwill impairment	20,500	-
Research and development	4,508	-
Selling, general and administrative	20,099	9,929
Loss from operations	(37,877)	(2,406)
Other (expense) income
Gain on extinguishment of debt	4,177	-
Change in fair value of warrant liabilities	3,064	(783)
Interest expense (1)	(6,631)	(2,379)
Other expense	(33)	(12)
Total other income (expenses)	577	(3,174)
Loss before income taxes	(37,300)	(5,580)
Provision for income taxes	(17)	(41)
Net loss	$(37,317)	$(5,621)

(1)	Interest expense in the 3rd quarter of 2021 and the 3rd quarter of 2020 include related party interest of $4,602 and $1,613, respectively.

Net loss

Net loss for the 3rd quarter of 2021 was $37.3 million compared with $5.6 million for the 3rd quarter of 2020. Discussed below are the revenue and expense factors that primarily contributed to the quarter over quarter net loss change.

Hardware revenue

Hardware revenue is seasonal and tends to be higher in the fourth quarter of each year. Our hardware revenue was $13.0 million in the 3rd quarter of 2021 compared with $16.4 million in the 3rd quarter of 2020, a decrease of $3.4 million, or 20.9%. We attribute the decrease to the normalization of demand for equipment that were in higher demand in 2020 and early 2021 due to COVID-19, as well as to the negative impact of product-related order backlog at our Computex subsidiary. The margin on hardware revenue was 22.2%, a 130-basis points increase compared with the 20.9% recorded in the 3rd quarter of 2020. We attribute the basis points increase to a more favorable price structure in the 3rd quarter of 2021.

Third party software and maintenance revenue

Revenues from third party software and maintenance, which are recorded net of direct expenses, was $2.1 million in the 3rd quarter of 2021 compared to $1.2 million in the 3rd quarter of 2020, an increase of $0.9 million or 73.0%. We attribute the increase to continued customer penetration in the retail and hospitality sector. Since this revenue is recorded net, the revenue is also the gross margin.

Managed and professional services revenue

Primarily as a result of the Kandy acquisition, managed and professional services revenues increased 5.1% or $0.4 million to $8.6 million in the 3rd quarter of 2021 compared with the $8.2 million that was recorded in the 3rd quarter of 2020. Of the total managed and professional services revenue generated by the Company in the 3rd quarter of 2021, approximately 93.3% or $8.0 million, was generated by the Computex segment, while $0.6 million was generated by our Kandy segment. Compared to 3rd quarter 2020, managed and professional services revenue for our Computex segment was relatively flat, while the margin decreased from 34.8% in the 3rd quarter of 2020 to 28.4% in the 3rd quarter of 2021, a 640-basis points decrease. We attribute this decrease to increased investments in direct labor and software tools to support an increasing customer base as well as to the normalization of demand for certain services that were in higher demand in 2020 due to Covid-19.

Cloud subscription and software revenue

Cloud subscription and software revenue was $3.6 million in the 3rd quarter of 2021 and represents revenue from subscriptions to the Company’s cloud-based technology platform as well as revenue from the Company’s on-premise software, both of which are offered by the Company’s recently-acquired Kandy segment, which the Company acquired in December 2020.

Other revenue

Other revenue, which consists primarily of freight and reimbursables, including travel, meals and entertainment, was $0.2 million and $0.1 million for the 3rd quarter of 2021 and the 3rd quarter of 2020, respectively. By its nature, this type of revenue fluctuates depending on the revenue of the other product lines.

Total revenue, cost of revenue and gross margin

Aggregate revenue for the five product lines together was $27.5 million in the 3rd quarter of 2021, an increase of $1.5 million, or 5.9%, from the $26.0 million recorded in the 3rd quarter of 2020. The increase was due to the Kandy acquisition, partially offset by a decrease in total revenue at our Computex segment. The Kandy segment generated revenue of $4.1 million in the 3rd quarter of 2021. Revenues from the Computex segment decreased $2.6 million or 10.0%. Factors causing the decrease in revenue at our Computex segment are discussed above.

Aggregate gross profit was $7.2 million in the 3rd quarter of 2021 compared with $7.5 million in the 3rd quarter of 2020, a decrease of $0.3 million, or 3.9%, primarily due to a gross profit decrease at our Computex segment, which recorded a decrease of $0.2 million. Aggregate gross profit was negatively impacted by lower gross profit on managed and professional services as well as a lower gross profit on hardware revenue, which were partially offset by an increase in the gross profit on software and maintenance revenue.

Aggregate gross margin percent decreased 270 basis points from 29.0% in the 3rd quarter of 2020 to 26.3% in the 3rd quarter of 2021, due primarily to the impact of the Kandy acquisition. Gross margin for our Computex segment in the 3rd quarter of 2021 was 31.4%, a 240-basis point increase from the 29.0% recorded in the 3rd quarter of 2020, primarily as a result of improved margins on software and maintenance revenue and on hardware revenue. Though the Kandy segment contributed revenues of $4.1 million in the quarter, the revenue was exceeded by direct expenses as the Company continues to ramp up costs in the segment as part of its strategic investment in the Kandy segment.

Goodwill impairment

The noncash goodwill impairment charge recorded during the 3rd quarter of 2021 is discussed in Note 1 of the condensed consolidated financial statements and relates to goodwill of the Computex reporting unit. In connection with the potential sale of Computex, the Company compared the expected proceeds less costs to sell with the carrying value of the reporting unit and in connection therewith recorded a noncash goodwill impairment charge of $20,500 during the quarter.

Research and development

The Company began recognizing research and development expenses when it acquired Kandy in December 2020. In the 3rd quarter of 2021, research and development expenses were $4.5 million and represent research and development costs related to certain proprietary software incurred in an agile software environment with releases broken down into several iterations called sprints involving short cycles of development (typically 4-6 weeks in duration) in which the research and development teams create potentially shippable products. Currently, such costs are expensed as incurred, and include personnel-related costs, depreciation related to engineering and test equipment, allocated costs of facilities and information technology, outside services and consultants, supplies, software tools and product certification.

Selling, general and administrative expenses

Selling, general and administrative expenses for the 3rd quarter of 2021 and the 3rd quarter of 2020 consisted of the components in the following table (in thousands):

	3rd Quarter		Increase
	2021	2020	(decrease)
	(In thousands)

Salaries, benefits, subcontracting & personnel administration costs	$13,959	$6,436	$7,523
Building occupancy costs, utilities, office supplies & repairs and maintenance	1,050	564	486
Depreciation and amortization	738	884	(146)
Dues, subscriptions and memberships	462	235	227
Sales and marketing	944	184	760
Vendor marketing funds	(189)	(110)	(79)
Meals, entertainment & travel	50	17	33
Management fees	-	-	-
Professional fees	1,604	1,266	338
Insurance	616	414	202
Other	865	39	826
	$20,099	$9,929	$10,170

Selling, general and administrative expenses increased $10.2 million, primarily as a result of added expenses related to the Kandy acquisition ($4.2 million of the increase), certain termination expenses recorded in the 3rd quarter of 2021 and increased stock compensation expenses. The termination expenses, which were approximately $3.1 million (excluding stock compensation expenses related to the termination), were primarily recorded in July 2021 and were primarily due to a reduction in the Company’s corporate workforce. Stock compensation expenses increased approximately $2.1 million in the 3rd quarter of 2021 compared with the 3rd quarter of 2020 due to certain amounts related to the terminations discussed previously as well as to an increase in the number of awardees.

Gain on extinguishment of debt

The gain on extinguishment of debt of $4.2 million in the 3rd quarter of 2021 was due to the forgiveness, in July 2021, of a PPP loan plus related accrued interest. Under the terms of the CARES Act, PPP loan recipients had the option to apply for forgiveness for all or a portion of such loans, if the loan was used for eligible purposes, including to fund payroll costs.

Change in fair value of warrant liabilities

The change in the fair value of warrant liabilities in the 3rd quarter of 2021 and 2020 represent mark-to-market fair value adjustments related to certain warrants issued in connection with the IPO in 2017. Such changes primarily result from changes in the Company’s stock price.

Interest expense

Interest expense in the 3rd quarter of 2021 increased compared with the 3rd quarter of 2020, due in part to an increase in interest on Debentures due to new issuances as well as to the compounding effect of paid-in-kind interest. The Debentures were converted to common stock during the 3rd quarter of 2021 (on September 8, 2021), but prior to conversion, bore interest at the rate of 10.00% per annum compounded quarterly. Interest expense, which was also impacted by increases in Debenture discount amortization charges consisted of the following (in thousands):

	3rd Quarter
	2021	2020
	(In thousands)
Amortization of debenture discount	$2,792	$994
Debenture interest paid-in-kind	2,518	1,097
Amortization of debenture deferred fees	565	-
Interest on term note and line of credit	340	230
Interest on related party promissory note	389	-
Other	27	58
	$6,631	$2,379

YTD period ended September 30, 2021 versus the S/P Combined YTD period ended September 30, 2020

	YTD period	April 7, 2020	January 1, 2020	S/P Combined YTD period
	Ended	through	through	ended
	September 30, 2021	September 30, 2020	April 6, 2020	September 30, 2020
	Successor	Successor	Predecessor	(Non-GAAP)
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Revenues:
Hardware	$39,219	$26,870	$10,587	$37,457
Third party software and maintenance	5,115	2,734	1,459	4,193
Managed and professional services	26,323	15,188	6,880	22,068
Cloud subscription and software	10,790	-	-	-
Other	793	273	111	384
Total revenues	82,240	45,065	19,037	64,102
Cost of revenue	60,152	31,362	12,426	43,788
Gross profit	22,088	13,703	6,611	20,314
Goodwill impairment	20,500	-	-	-
Research and development	13,606	-	-	-
Selling, general and administrative	51,484	17,617	7,835	25,452
Loss from operations	(63,502)	(3,914)	(1,224)	(5,138)
Other (expense) income
Gain on extinguishment of debt	4,177	-	-	-
Change in fair value of warrant liabilities	3,041	(1,980)	-	(1,980)
Interest expense (1)	(19,446)	(4,540)	(384)	(4,924)
Other (expense) income	(52)	(25)	31	6
Total other expenses	(12,280)	(6,545)	(353)	(6,898)
Loss before income taxes	(75,782)	(10,459)	(1,577)	(12,036)
Provision for income taxes	(68)	(33)	(12)	(45)
Net loss	$(75,850)	$(10,492)	$(1,589)	$(12,081)

(1)	Interest expense in the YTD period ended September 30, 2021 and the period April 7, 2020 through September 30, 2020 include related party interest of $14,611 and $3,078, respectively.

Net loss

Net loss for the YTD period ended September 30, 2021 was $75.9 million compared with $12.1 million for the S/P Combined YTD period ended September 30, 2020. Discussed below are the revenue and expense factors that primarily contributed to the net loss change.

Hardware revenue

Hardware revenue was $39.2 million in the YTD period ended September 30, 2021 compared with $37.5 million in the S/P Combined YTD period ended September 30, 2020, an increase of $1.8 million, or 4.7%. We attribute this increase to the impact of COVID-19 due to increased demand for equipment in the manufacturing, logistics and public sectors in the earlier part of 2021, as more customers transitioned to remote work. There was some normalization of the demand for hardware in the 3rd quarter of 2021, however, the positive impact of the higher demand in the earlier part of 2021 more than offset the impact that the flattening of hardware demand in the 3rd quarter of 2021 had on the YTD period ended September 30, 2021. The gross margin on hardware revenue was 21.9% for the YTD period ended September 30, 2021, an 80-basis points decrease from the 22.7% recorded in the S/P Combined YTD period ended September 30, 2020. We attribute the basis points decrease to a shift in product mix towards lower margin products during the period.

Third party software and maintenance revenue

Revenues from software and maintenance, which are recorded net of direct expenses, increased to $5.1 million in the YTD period ended September 30, 2021 from $4.2 million in the YTD period ended September 30, 2020, an increase of 22.0% or $0.9 million. Similar to the quarter over quarter increase, we attribute this increase to continued customer penetration in the retail and hospitality sector. As previously mentioned, since this revenue is recorded net, the revenue is also the gross margin.

Managed and professional services revenue

Managed and professional services revenues increased $4.3 million, or 19.3%, to $26.3 million in the YTD period ended September 30, 2021 from $22.1 million in the S/P Combined YTD period ended September 30, 2020. Of the $4.3 million increase, $1.8 million is attributable to the Kandy acquisition. We attribute the remaining increase to increasing demand for infrastructure assessment, cyber security and managed services monitoring at our Computex segment, primarily in the 1st half of the year. Though revenues from managed and professional services in the Computex segment increased $2.4 million, the margin decreased from 34.1% to 29.0%, a decrease of 510 basis points. We attribute the basis points decrease to the same factors discussed in the quarter over quarter comparison.

Cloud subscription and software revenue

Cloud subscription and software revenue, offered by our Kandy segment, was $10.8 million in the YTD period ended September 30, 2021. The nature of this revenue is discussed in the quarter over quarter discussion above.

Other revenue

Other revenue, which is discussed above in the quarter over quarter comparison, was $0.8 million and $0.4 million in the YTD period ended September 30, 2021 and the S/P Combined period ended September 30 2020, respectively.

Total revenue, cost of revenue and gross margin

Aggregate revenue for the five product lines together was $82.2 million in the YTD period ended September 30, 2021, compared with $64.1 million in the S/P Combined period ended September 30 2020, an increase of $18.1 million, or 28.3%. Of the $18.1 million revenue increase, $12.6 million was related to the Kandy acquisition. The remainder of the increase is due to an increase in each of the four product lines at the Computex segment.

Aggregate gross profit was also up, reflecting an increase of $1.8 million, or 8.7%, due in part to the Kandy acquisition, which contributed $1.1 million to the increase. The remaining increase in aggregate gross profit was due primarily to the gross profit increase in software and maintenance revenue.

Though gross profit increased, aggregate gross margin percent decreased from 31.7% in the S/P Combined YTD period ended September 30, 2020 to 26.9%, a 480-basis points decrease, primarily due to the Kandy acquisition. Aggregate gross margin percent for our Computex segment was 30.2%, for the YTD period ended September 30, 2021 compared with 31.6% for the S/P Combined period ended September 30 2020, a 140-basis point decrease primarily due to increased investments in direct labor and telecommunications in the managed and professional services line of business. Gross margin at our Kandy segment was 9% in the YTD period ended September 30, 2021 as the Company continues to ramp up costs in the segment as part of its strategic investment in the Kandy segment.

Goodwill impairment

The noncash goodwill impairment charge recorded during the YTD period ended September 30, 2021 is discussed in the quarter over quarter comparison above.

Research and development

Research and development expenses, which are discussed in the quarter over quarter discussion, were $13.6 million in the YTD period ended September 30, 2021.

Selling, general and administrative expenses

Selling, general and administrative expenses for the YTD period ended September 30, 2021 and the S/P Combined YTD period ended September 30, 2020 consisted of the components in the following table (in thousands):

	YTD period Ended	S/P Combined YTD period ended
	September 30, 2021	September 30, 2020	Increase (decrease)
	Successor	(Non-GAAP)
	(In thousands)	(In thousands)	(In thousands)
Salaries, benefits, subcontracting & personnel administration costs	$35,157	$18,235	$16,922
Building occupancy costs, utilities, office supplies & repairs and maintenance	2,657	1,510	1,147
Depreciation and amortization	2,449	2,186	263
Dues, subscriptions and memberships	1,227	629	598
Sales and marketing	2,321	448	1,873
Vendor marketing funds, net of vendor fees	(405)	(590)	185
Meals, entertainment & travel	110	163	(53)
Management fees	-	80	(80)
Professional fees	4,562	1,489	3,073
Insurance	1,564	852	712
Other	1,842	450	1,392
	$51,484	$25,452	$26,032

Selling, general and administrative expenses increased $26.0 million, primarily as a result of added expenses related to the Kandy acquisition ($11.0 million of the increase), an increase in personnel-related costs and professional fees. Personnel-related expenses increased, in part, as a result of the termination expenses in July 2021 that were previously mentioned in the quarter over quarter discussion and increased stock compensation expenses of approximately $5.3 million. The reasons for the stock compensation increases are discussed in the quarter over quarter comparison. Increased professional fees are related to the Company’s expanded public company activities.

Change in fair value of warrant liabilities

The nature of the change in the fair value of warrant liabilities is discussed in the quarter over quarter comparison.

Interest expense

The primary reasons for the increase in interest expense are discussed in the quarter over quarter comparison. For the YTD period ended September 30, 2021 and the S/P Combined YTD period ended September 30, 2020, interest expense consisted of the following (in thousands):

	YTD period Ended	S/P Combined YTD period ended
	September 30, 2021	September 30, 2020
	Successor	(Non-GAAP)
	(In thousands)	(In thousands)
Amortization of debenture discount	$9,253	$1,921
Debenture interest paid-in-kind	8,257	2,112
Amortization of debenture deferred fees	628	-
Interest on term note and line of credit	739	780
Interest on related party promissory note	389	-
Other	180	111
	$19,446	$4,924

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

On September 30, 2021, the Company had unrestricted cash of $4.2 million in its operating bank account and, as of October 1, 2021, had availability under its line of credit of $4.2 million. Current liabilities exceeded current assets by $26.6 million primarily as a result of the classification of certain debt as current, specifically, the components of the Credit Agreement and all promissory notes.

The Credit Agreement, as amended, matures on December 31, 2021, and, as of September 30, 2021, provides for maximum borrowings of $13.0 million on the line of credit portion with scheduled reductions of $1.0 million in availability on October 1, 2021, November 1, 2021 and December 1, 2021, which can be impacted by the borrowing base as, based on a ninth amendment entered into on November, 1, 2021, such availability is the lower of such amounts and the borrowing base. The borrowing base is determined weekly and is primarily based on certain percentages of accounts receivable and inventory. As amended, the Credit Agreement provides for a minimum monthly liquidity (defined as unrestricted cash plus availability under the line of credit) of $3.0 million. As amended, the Credit Agreement limits unfinanced capital expenditures to $3.0 million. As of October 1, 2021, maximum borrowings under the line of credit were $12,000, of which $4,183 was available.

As of September 30, 2021, amounts outstanding under the term loan and the line of credit with Comerica Bank were $3.2 million and $8.8 million, respectively. Principal payments of $1.6 million and $0.8 million are due in November and December, respectively on the term loan plus accrued interest. See Note 8 for a more detailed discussion of the Credit Agreement.

On or before the maturity date of the Credit Agreement, the Company expects to seek to either negotiate an extension of the Credit Agreement or enter into a new agreement with another lender. In addition to 43,778 units of securities of the Company (as described in Note 9 to the accompanying condensed consolidated financial statements, “Units”), issued to Ribbon as consideration for Kandy, in December 2020, the Company raised additional capital of $11.0 million via the sale of Units consisting of Debentures and warrants, and, during the nine months ended September 30, 2021 (all prior to the 3rd quarter), raised an additional $24.0 million through the sale of additional Units, which was used to fund expansion, capital expenditures and working capital. See Note 9 to the condensed consolidated financial statements for additional information. Pursuant to the terms of the Debentures, on September 8, 2021, the Debentures with related accrued interest were converted to shares of common stock.

In July 2021, the Company’s application for forgiveness of a PPP loan of $4.1 million was approved. Under the terms of the CARES Act, PPP loan recipients had the option to apply for forgiveness for all or a portion of such loans, if the loan was used for eligible purposes, including to fund payroll costs.

Also in July 2021, the Company filed a registration statement on Form S-3 containing the following two prospectuses:

●	a base prospectus for the sale and issuance by us of up to $100 million of our common stock, preferred stock, warrants, subscriptions rights, debt securities and/or units; and
●	a resale prospectus covering the resale by certain selling stockholders of up to 67,797,774 shares of common stock.

On September 16, 2021, the Company borrowed $5.0 million under a subordinated promissory note (the “2021 Note”), which is secured by a shareholder that owns more than five percent of the Company’s shares. The 2021 Note matures on the earliest of (a) September 16, 2022, (b) the Company’s consummation of a debt financing resulting in the receipt of gross proceeds of not less than $20.0 million, (c) the Company’s consummation of primary sales of registered equity securities resulting in receipt of gross proceeds of not less than $20.0 million, (d) the Company’s consummation of the sale of Computex and (e) the date of any event of default. The 2021 Note is subordinate to any amounts owed under the Credit Agreement and has a minimum return of 25% over the applicable period.

On November 2, 2021, the Company announced that it had signed a definitive agreement for a registered direct offering with an institutional investor of 2,500,000 shares (the “Registered Shares”) of its common stock at a purchase price of $2.00 per share and a warrant (the “Series B Warrant”) to purchase an additional 2,500,000 shares of common stock, for total gross proceeds of $5.0 million, before payment of commissions and expenses. The Company will receive an additional $5.0 million in gross proceeds if the Series B Warrant is exercised in full. The Series B Warrant has an exercise price of $2.00 per share, is exercisable on the date of issuance and expires two years from the date of issuance. Commencing ten trading days after the issuance of the Series B Warrant, the Company may force the investor to exercise its Series B Warrant in the event shares of the Company’s common stock trade at or above $2.40/share for a period of 5 consecutive trading days, subject to certain conditions, including equity conditions.

In a concurrent private placement, the institutional investor received from the Company an unregistered warrant (the “Series A Warrant”) to purchase, initially, an additional 2,500,000 shares of the Company’s common stock. In addition, for each share of common stock purchased by the institutional investor upon the exercise of the Series B Warrant, the Series B Warrant will become exercisable to purchase one additional share of common stock.

The Series A Warrant has an exercise price of $2.00 per share, is exercisable on the date of issuance, and expires five years from the date of issuance.

The Company plans to use the net proceeds of approximately $4.5 million from the offering for reduction of debt and working capital.

As COVID-19 continues to negatively impact global supply chains, revenues and liquidity at our Computex subsidiary have been negatively impacted. The current computer chip and other component shortages, along with elongated product shipping transit times have caused an increase in product-related order backlog at Computex, increasing from a typical product-related order backlog of approximately $6.8 million as of December 31, 2020 to approximately $16.0 million as of September 30, 2021. Computex primarily sources its products from distributors who generally consider backlogged orders outstanding when computing the subsidiary’s credit limit usage. Hence, higher backlog orders negatively impact such credit limit usage and therefore negatively impact the subsidiary’s cash flows.

Whereas the Company continues to analyze its liquidity to ensure that it is able to execute on its operational plan, it expects that cash anticipated to be generated from future operations, as well as borrowings from lending and project financing sources and proceeds from equity and debt offerings will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. However, if the Company is unable to achieve its forecasts, fails to meet any of the financial covenants in the Credit Agreement and is unable to obtain a waiver or an amendment under the Credit Agreement to allow it to continue to borrow, is unable to extend or refinance its existing Credit Agreement, or is unable to raise additional equity or debt capital, the Company may need to pursue one or more alternatives, such as to reduce or delay investments in its business, or seek additional financing. The Company can provide no assurance that future funding will be available if and when required or that such funding will be available on terms that it finds acceptable. Any projection is based on the Company’s current expectations regarding new project financing and product sales and service, cost structure, cash burn rate and other operating assumptions.

Successor cash flows (Nine months ended September 30, 2021 and April 7, 2020 to September 30, 2020)

Operating activities

Net cash used in operating activities was $28.9 million in the nine months ended September 30, 2021, which included operating expenses for Kandy’s operations, including its research and development activities.

Net cash used in operating activities was $12.6 million in the period April 7, 2020 through September 30, 2020, which was the result of an increase in receivables, due primarily to the acquisition of Kandy, and lower current liabilities at September 30, 2020 compared with April 6, 2020, as a substantial portion of the current liabilities at April 6, 2020 was converted to common stock and Debentures (and therefore reflected in increases in cash provided by financing activities). Current liabilities of $2.6 million as of April 6, 2020 were converted to Debentures, and $1.5 million was converted to common stock.

Investing activities

Investing activities used net cash of $3.0 million during the nine months ended September 30, 2021 and primarily consisted of capital expenditures.

Investing activities used net cash of $0.1 million in the period April 7, 2020 through September 30, 2020 and consisted of capital expenditures of $0.4 million, partially offset by cash acquired from the Computex acquisition of $0.3 million.

Financing activities

Financing activities provided net cash of $25.6 million during the nine months ended September 30, 2021 and was generated from the issuance of Debentures of $24.0 million, proceeds of $5.0 million from the issuance of a related party promissory note and drawdowns of $1.5 million under the line of credit, partially offset by debt repayments of $2.8 million, payments of deferred financing fees of $1.0 million and payments for shares withheld of $1.1 million related to employee tax withholding associated with the delivery of vested RSUs under the Company’s equity incentive plan.

Financing activities provided $15.3 million in the period April 7, 2020 through September 30, 2020 and was generated from the issuance of $12.1 million in Debentures, $4.1 million in new debt and $1.5 million from the issuance of common stock, partially offset by net debt repayments of $1.3 million, redemption of shares held in trust of $1.0 million and payment of deferred financing fees of $0.1 million.

Predecessor cash flows (January 1, 2020 to April 6, 2020)

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

Off-Balance Sheet Arrangements

On September 30, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and had not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

See Note 4 of the accompanying condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign exchange risk

Our business is primarily conducted within US markets and, hence our exposure to currency fluctuations is limited. International revenues during the three and nine months ended September 30, 2021 was 6.9% and 7.6% of revenues, respectively.

Interest rate risk

Interest rate risks are inherent in the Credit Agreement. See Note 8 of the condensed consolidated financial statements. Currently, management does not view this exposure to be a significant risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021 due solely to the material weakness in our internal control over financial reporting described below in “Management’s Report on Internal Control over Financial Reporting.” In light of such material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

The COVID-19 pandemic and related impact on global economies may continue to materially and adversely impact global supply chains and therefore adversely impact the Company’s financial position and results of operations.

The COVID-19 pandemic has had a negative impact on global economies, has caused disruptions in manufacturing and financial markets, has caused an increase in volatility, and has impeded global supply chains, including those of our vendors. Our ability to deliver our solutions to our customers depends in large part on the ability of our vendors and other business partners to deliver products we have procured from them. If the COVID-19 pandemic impairs the ability of our business partners to support us on a timely basis, or negatively impacts the demand for our products and services, our ability to fulfil orders from our customers as well as the demand for our solutions may be negatively impacted. Disruptions from the COVID-19 pandemic has affected the Company’s ability, particularly the ability of Computex, to get product on the same cycle time as historically typical, thereby causing an increase in order backlog, due to various factors impacting our vendors, including workforce disruptions due to illness, quarantines, government actions, facility closures, and other actions that limit the capacity of production facilities.

The degree to which the global supply chain disruption will continue to impact our business, financial position and results of operations will depend on future developments, some of which are beyond our control, including the frequency and duration of any waves of infection, the effectiveness and timing of any vaccines, the extent of actions to contain or treat the virus, and the timing and extent to which normal economic and operating conditions can resume locally and internationally.

We may not complete the planned divestiture of Computex on our anticipated timeline or at all, and, even if completed, we may not achieve the benefits we anticipate.

In September 2021, we announced that our Board had authorized us to explore strategic opportunities for our IT solutions business, including the planned divestiture of Computex (the “Divestiture”). We believe that the change will allow us to optimize resource allocation, focus on core competencies, and improve our ability to invest in areas of maximal growth potential. We expect that the proceeds from any potential sale transaction will be used to further deleverage our balance sheet and provide working capital.

We may not be able to find an acquiror for Computex on terms acceptable to us, or at all. Even if the Divestiture is completed, we may not achieve some or all of the anticipated benefits, including those described above, and our future investments and other business opportunities that we anticipate will be facilitated by the Divestiture may not be successful and may prove not to be superior alternatives to the continued operation of Computex. Further, execution of the Divestiture will require significant time and attention from management and other employees, including following the closing of the Divestiture, which may divert the attention of our management and other employees from the execution of our other initiatives and could adversely affect our financial condition, results of operations, or cash flows.

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

As described elsewhere in this Quarterly Report on Form 10-Q, we identified a material weakness in our internal control over financial reporting related to accounting for the Private Placement and EBC Warrants issued in connection with Pensare Acquisition Corp.’s initial public offering in 2017. As a result of this material weakness, management concluded that our disclosure controls and procedures were not effective as of September 30, 2021. This material weakness resulted in the need to restate certain financial statement line items in our previously issued financial statements for the period ended December 31, 2020.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On September 22, 2021, the Company and Comerica Bank entered into an eighth amendment to the Credit Agreement to allow the Company to incur borrowings of $5,000,000 under a subordinated promissory note. On November 1, 2021, the Company and Comerica Bank entered into a ninth amendment to the Credit Agreement pursuant to which a payment of principal that was scheduled for October 1, 2021 was agreed to be paid in November, and availability under the line of credit was revised to be based on the lower of the amount determined based on (i) the borrowing base and (ii) the line of credit availability amounts in the seventh amendment to the Credit Agreement

ITEM 6. EXHIBITS.

10.1(1)	Separation Agreement and Release between the Company and Xavier Williams.
10.2**	Eighth Amendment to Loan Documents, dated as of September 22, 2021
10.3**	Ninth Amendment to Loan Documents, dated as of November 1, 2021.
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company on July 22, 2021

*	Furnished herewith.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

Date: November 12, 2021		/s/ Darrell J. Mays
	Name:	Darrell J. Mays
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas H. King
	Name:	Thomas H. King
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)