Form 10-K
period 2021-12-31
American Virtual Cloud Technologies, Inc.
filed 2022-04-15
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of March 31, 2022, 89,566,997 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has fi led a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $23,545,150. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Fiscal Year ended December 31, 2021

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by forward-looking statements. Some factors that could cause actual results to differ from those expressed or implied by forward-looking statements include:

●	risks associated with our ability to grow our Kandy Business and/or realize business opportunities following the sale of Computex;

●	our ability to realize the anticipated benefits of business combinations, including the Kandy Communications business, which may be affected by, among other things, competition and our ability to grow and manage growth and profitably following business combinations;

●	our ability to retain a certain volume of customers, partner relationships and the ability of those partners to maintain the availability of their products;

●	fluctuations in demand for the Company’s services and technology.

●	Risks associated with the protection of the Company’s intellectual property, and government policies and regulations, including, but not limited to those affecting the Company’s industry;

●	our ability to hire and/or retain key sales personnel, key executive officers and other key personnel, and our ability to successfully implement succession plans;

●	adverse effects of the novel coronavirus (COVID-19) on the Company and/or the economy in general;

●	changes in applicable laws or regulations;

●	fluctuations in oil and gas prices, which could directly or indirectly impact the Company’s customers;

●	our ability to maintain the listing of our securities on the Nasdaq Capital Market (“Nasdaq”); and

●	other risks and uncertainties including those set forth in the “Risk Factors” section of this Form 10-K, which begin on page 8.

PART I

Item 1. Business

Company History and Certain Recent Developments

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

On September 16, 2021, the Company announced that as a result of a decision by the Company’s Board of Directors to explore strategic alternatives previously announced on April 7, 2021, the Board had authorized the Company to focus its strategy on acquisitions and organic growth in its cloud technologies business as well as to explore strategic opportunities for its IT solutions business, including the divestiture of Computex. The Company believed that such changes would allow it to optimize resource allocation, focus on core competencies, and improve its ability to invest in areas of maximal growth potential.

On December 2, 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with Monroe Capital Management Advisors, LLC and certain affiliated entities (“Monroe”) for a $27 million term loan facility (or the “Credit Facility”), part of which was used to pay off amounts owing under a prior credit agreement with Comerica Bank (the “Prior Credit Agreement”) which was assumed as part of the Computex Business Combination. The remainder of the proceeds from the Credit Agreement was to be used for working capital and general business purposes. The terms of the Credit Agreement are discussed in Note 9 in the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K.

On January 27, 2022, the Company announced that it had executed a definitive agreement to sell Computex, and on March 15, 2022, the sale of Computex was consummated, completing the Company’s transition to a pure-play cloud communications and collaboration company, centered on the Kandy platform. As a result, Computex is classified as held for sale as of December 31, 2021 and its operations are classified as discontinued operations. In connection with the planned sale of Computex, we recorded a noncash goodwill impairment charge of $32.1 million during the year ended December 31, 2021 (“Fiscal 2021”) which represented the excess of the carrying value of the Computex reporting unit over the expected sale proceeds less costs to sell. Net proceeds from the sale of Computex, after payment of closing obligations and certain indebtedness are being used for working capital and general business purposes.

In addition, as more fully discussed in Note 10 in the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K, during the fourth quarter of Fiscal 2021, the Company completed the sale of certain securities, including the sale of common stock, preferred stock and warrants. In connection with the sale of these securities, the Company also completed certain share registrations. Two of the five series of warrants were exercised soon after they were issued resulting in proceeds of approximately $5.0 million during Fiscal 2021.

Subsequent to December 31, 2021, and as more fully discussed in Note 18 in the Notes to our Consolidated Financial Statements, the Company sold additional securities.

Our Business

The Kandy cloud communications platform is a cloud-based, real-time communications platform, offering proprietary unified communications as a service (“UCaaS”), communications platform as a service (“CPaaS”), contact center as a service (“CCaaS”), Microsoft Teams Direct Routing as a Service (“DRaaS”), and SIP Trunking as a Service capabilities. Kandy is one of the largest pure-play providers of UCaaS, CCaaS, CPaaS and Direct Routing as a Service (DRaaS) for enterprise customers.

As a provider of cloud-based enterprise services, Kandy deploys a global carrier grade cloud communications platform that supports the digital and cloud transformation of mid-market and enterprise customers across any device, on any network, in any location. The Kandy platform is based on a powerful, proprietary multi-tenant, highly scalable, and secure cloud platform that includes pre-built customer engagement tools, based on web real-time communications technology (“WebRTC technology”) that enables frictionless communications. Further, we support rapid service creation and multiple go to market models including white labelling, multi-tier channel distribution, enterprise direct, and self-service via our SaaS (software as a service) web portals.

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

With demand for cloud technology increasing, we believe that the already sizable total addressable market (“TAM”) for cloud communications is on track to continue to expand and we believe that we are positioned to monetize mega trends in enterprise cloud communications, gain market share as a premier white-label cloud communications provider, checking the CPaaS, CCaaS, UCaaS and DRaaS boxes, while also capitalizing on our direct to enterprise capabilities (for example, Tier 1 support) to sell through our partners or sell directly.

Certain areas of our growth plan, which also includes continued investment in research and development, are as follows:

●	Channel (white label) - Target technology providers, such as Service Providers (SPs), Resellers, Independent Software Vendors (ISVs), and Systems Integrators (SIs) through

o	Strategic Alliances with companies looking to co-invest to monetize cloud communications technology; and

o	Our partners that are looking to white-label or resell cloud technologies, which we believe offer significant opportunity to grow revenue with existing partners while identifying new ones.

●	Direct to Enterprise - Target enterprises looking to deploy their own cloud technology using APIs/SDKs (application programming interface/software development kit) and are looking to enable cloud communications to support their business and customer communications and interactions either

o	Organically - By targeting select vertical markets with high growth potential for example, government, retail, financial, & healthcare; or

o	Inorganically - By making selective acquisitions to expand the use of the Kandy platform.

Key Trends Affecting Our Business

We believe the following key trends present growth opportunities for our business:

●	Disruptive technologies are creating complexity and challenges for customers and vendors. The rapid evolution of disruptive technologies, and the speed by which they impact an organization’s technology platforms, has made it difficult for customers to effectively design, procure, implement and manage their own IT systems. Moreover, increased budget pressures, fewer internal resources, a fragmented vendor landscape and fast time-to-value expectations make it challenging for customers to design, implement and manage, efficient, secure and cost-effective IT environments. Customers are increasingly turning to IT solutions providers to implement or help them implement complex IT offerings, including software defined infrastructure, cloud computing, converged and hyper-converged infrastructures, big data analytics, and flash storage.

●	Migration from on-premise communication solutions to cloud hosted services. The migration to cloud hosted services is in full swing with years of solid market growth. For years, on-premise PBX and Centrex carrier-hosted telephony switches dominated the market. In recent years, cloud communications technologies have eclipsed those functions which has led to lower human, capital and operational costs. The transformation to the cloud is accelerating. Complimenting those technologies with video, messaging and embedded communications is adding to revenue streams and productivity enhancements in the workplace.

●	Increasing trend away from the use of hard phones. Business communications are rapidly moving away from hard phones to work-from-anywhere-applications on desktops and mobile phones. Further, customers are rapidly evolving to communications that are embedded within applications and business process flows without context switching between applications which leads to increased productivity and contextual communications.

Additional growth opportunities for our business include:

●	The acceleration of digital transformation

●	The change in how people work, including the “work from anywhere” mindset

●	The increased complexity in mid & large enterprises and the desire by enterprises for integrated internal and external communications for UCaaS, CPaaS, CCaaS and DRaaS

●	The demand for services similar to WebEx, Teams, & Zoom and partners that can add to and/or complement such tools and players

●	The trend towards CPaaS technology – Product developers & Independent Software Vendors (ISVs) are increasingly seen as the influencers

●	The general trend towards movement to the cloud

●	The lack of sufficient internal IT resources at mid-sized and large enterprises, and the scarcity of IT personnel in certain high-demand disciplines

●	The recognition that certain IT services provide the opportunity of funding via recurring payments over a period of time, rather than large upfront payments

●	The increasing use of multi-cloud strategies, whereby cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, provide the core foundation of modern IT

●	The explosive growth in remote workforce needs.

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

Major customers

All segments (Kandy and Computex)

The five top customers during Fiscal 2021 accounted for 17% of revenues. The top five customers during the Successor period April 7, 2020 to December 31, 2020 accounted for 24% of total revenue. No customer accounted for more than 10% of total revenue during the year ended December 31, 2021 nor during the Successor period April 7, 2020 to December 31, 2020.

Kandy only

The five top customers during Fiscal 2021 accounted for 68% of revenues. Three customers accounted for more than 10% of total revenue during the year ended December 31, 2021, accounting for $9.9 million of Kandy’s revenue.

Competition

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

International Operations and Segments

The Company’s reportable segments in Fiscal 2021 were Computex and Kandy. At December 31, 2021, approximately 110 associates were employed in our international operations. All such international employees were employed in our Kandy segment.

Research and Development

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

As of December 31, 2021, our research and development team consisted of approximately 65 associates (excluding contractors). All of our research and development associates are employed by Kandy.

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

COVID-19

COVID-19 continues to significantly impact local, regional, and global economies, businesses, supply chains, production and sales across a range of industries. The extent of its impact on our operational and financial performance is uncertain and difficult to predict and we remain cautious about the global recovery.

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

Human Capital

Our core values – Integrity, innovation, delighting our clients, diversity and teamwork are communicated to our employees on joining our company and we strive to maintain and demonstrate these values to our associates in the decisions we make and the actions we take. We believe one of our greatest assets is our people and believe adherence to such policies play a key role in the success of our company.

Integrity – We strive to earn the trust of our customers, partners, and associates through honesty, openness, and ethical, and fair behavior. We respect everyone and believe we should treat others as we expect to be treated.

Innovation - We are committed to continuous progress, never settling for yesterday’s solutions or successes.

Delighting our clients – We are committed to delighting our clients with exceptional and personalized services.

Diversity – We believe it takes people with different ideas, experiences, strengths, interests and backgrounds to succeed.

Teamwork – We understand that we achieve everything together and are accountable to each other for our results.

At December 31, 2021, our employee base stood at approximately 356 employees worldwide, of which more than 30% were employed in our international operations. At March 15, 2022, following the sale of Computex, our employee base stood at approximately 175 employees worldwide, of which more than 63% were employed in our international operations. We have offices in Canada, Mexico, and the United States, as well as representatives in the United Kingdom, Israel and the United Arab Emirates. None of our employees are represented by unions and we consider the relationships with our employees to be good. As of December 31, 2021, women represented 19.1% of our workforce. The attrition rate in Fiscal 2021 was 19.8%.

As of December 31, 2021, the composition of our employee base was as follows:

			Computex
			(held for sale at
	Corporate	Kandy	December 31, 2021)	Total
Sales and marketing	-	36	54	90
Product support and R&D	-	124	3	127
Engineers	-	-	108	108
Admin	9	6	16	31
Total number of employees	9	166	181	356

But for the Computex employees, the above table also approximates our employee base as of March 15, 2022, after the sale of Computex.

We offer fair and competitive compensation and benefit packages to our employees that include base salary, incentives, adequate paid time off and various health insurance plan options. To protect the health and safety of our employees and others, in response to COVID-19, our daily execution has evolved into a largely virtual model. We support the development of our employees by reimbursing them for certain continuous education programs. COVID-19 has changed the way people work and we have endeavored to facilitate an environment that allows our employees to work from where they are and have adopted hybrid options. We recognize the importance of remaining flexible and agile in the current environment with respect to the needs of our employees.

Backlog

Deferred revenue on our consolidated balance sheet, which relate to payments received but for which the related performance obligations have not yet been performed, was $3.3 million at December 31, 2021, of which $3.2 million relates to the Computex reporting unit which was classified as held for sale at December 31, 2021 and was sold on March 15, 2022. These amounts primarily relate to payments received that were contractually due, in advance of providing the products or performing the services. The related performance obligations for such payments are expected to be performed, and the related revenue recognized in the applicable company’s financial statements, within 12 months of the reporting date, most of which will be recognized as revenue by the buyer of Computex after the sale of Computex.

Further, we allocate a contract’s transaction price to each distinct performance obligation and recognize the revenue when, or as, the performance obligations are satisfied. As of December 31, 2021, total transaction price for remaining performance obligations associated with non-cancelable contracts longer than 12 months that are expected to be recognized over future periods by the Computex segment was approximately $27.9 million, most of which will be recognized as revenue by the buyer of Computex after the sale of Computex.

Seasonality

Except for Computex’s hardware revenue, the Company’s revenue is not considered to be seasonal. Computex’s hardware revenue tends to be seasonal with higher revenues occurring in the fourth quarter of each year. As previously indicated, Computex was sold in the first quarter of 2022.

Available Information

Our website address is http;//www.avctechnologies.com. Our common stock and public warrants are registered under the Securities Exchange Act of 1934 (the “Exchange Act”) and we have reporting obligations, including the requirement to file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual report contain financial statements that are audited and reported on by our independent registered public accountants. These filings are available to the public via the Internet on our website and at the SEC’s website located at http://www.sec.gov. You may also read and copy any document that we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. For more information, please call the SEC at 1-800-SEC-0330. You may request a copy of our filings with the SEC (excluding exhibits) at no cost by writing or telephoning us at the following address or telephone number:

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

Risks Related to Our Business and Industry

Our operations and revenue will be substantially reduced following the sale of Computex, which may negatively impact the value and liquidity of our common stock.

Upon the sale of Computex, our operations will be limited to our Kandy Business, unless the Company acquires one or more companies. There can be no assurance that we will be successful at growing our Kandy Business or that the Kandy business will be successful or that we will be able to make acquisitions. A failure by us to grow our Kandy Business or to secure additional sources of revenue following the sale of Computex could negatively impact the value and liquidity of our common stock.

We will continue to incur the expense of complying with public company reporting requirements following the sale of Computex.

After the sale of Computex, we will continue to be required to comply with the applicable reporting requirements of the Securities Exchange Act of 1934, as amended, even though compliance with such reporting requirements may be economically burdensome.

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

The Company has customer concentration, and if the Company loses one or more of its large volume customers, its earnings may be materially affected.

Following the Company’s sale of the Computex business in March 2022, it has significant concentration of customers. The five top customers of the Company’s Kandy business, which is the Company’s sole business segment following the sale of Computex, accounted for 68% of the revenues of that business segment during Fiscal 2021. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers. Revenues from our largest customers may fluctuate from time to time based on numerous factors, including market conditions, which may be outside of our control. Contracts between the Company and its customers for the provision of products and/or services are generally in the form of non-exclusive agreements that do not contain volume purchase commitments, and are terminable by either party upon 30 days’ notice. The loss of one or more of the Company’s largest customers, the failure of such customers to pay amounts due, or a material reduction in sales dollars by such customers could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

Changes in the IT industry, customers’ usage, IT procurement, and/or rapid changes in product standards may result in reduced demand for technology solutions and services that the Company sells.

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

Fluctuations in oil and gas prices could directly or indirectly impact the Company’s customers, which could have a material adverse impact on the Company’s financial condition, results of operations and cash flows.

Demand for the Company’s products and services depends, in part, on expenditures by its customers. These expenditures are generally dependent on customers’ views of future oil and natural gas prices, which are sensitive to customers’ views of future economic growth. Declines, as well as anticipated declines, in oil and gas prices could result in project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to the Company. These effects could have a material adverse effect on the Company’s financial condition, results of operations and cash flows. The oil and gas industry has historically experienced periodic downturns, which have been characterized by diminished demand for the Company’s products and services as well as downward pressure on the prices it charges. A significant downturn or sustained market uncertainty could result in a reduction in demand for the Company’s services and could adversely affect its financial condition, results of operations and cash flows.

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

The Company’s operations outside the United States include a Canadian division that was acquired as part of the Kandy acquisition. The Company also has employees in Mexico as well as representatives in the United Kingdom and Israel. Approximately 30% of the Company’s employees are based outside of the US. For Kandy, more than 60% of its employees are based outside of the US. In addition, the Company has plans to expand its geographic footprint both within and outside the US. Foreign operations are subject to risks that are inherent in operating within different legal, political and economic environments. Among the risks are changes in tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. Such operations may require significant management attention and financial resources to successfully grow. In addition, international operations are subject to other inherent risks, including:

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

As of December 31, 2021, the Company has one warehouse and a distribution facility in the U.S. If such facilities were to be seriously damaged by a natural disaster or other adverse occurrence, the Company could utilize another distribution center or third-party distributors to ship products to its customers. However, this may not be sufficient to avoid interruptions in the Company’s business and may not be enough to meet the needs of all of the Company’s customers and could cause increased operating costs. In addition, the Company operates two customer facing data centers which contain its Securities Operations Center and Network Operations Center. The Company also operates certain sales offices as well as leased facilities in Ottawa, North Carolina and Mexico, along with a number of rented spaces that are used as server locations, all of which may contain business-critical data and confidential customer information. A natural disaster or other adverse occurrence at any such locations could negatively impact its business, results of operations or cash flows.

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

In addition, the Company’s financial results could be adversely affected by impairment charges if goodwill and/or intangible assets that are recorded at the acquisition date should later become impaired, which could occur if market and economic conditions deteriorate. At December 31, 2021, for assets not held for sale, the carrying value of the Company’s goodwill was $10.5 million.

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

Our common stock and public warrants are currently listed on the Nasdaq. There can be no assurance that we will continue to be able to meet Nasdaq’s listing standards with respect to our securities. If Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock and public warrants are currently listed on the Nasdaq, our common stock and public warrants are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. Further, if we were no longer listed on the Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities.

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

Factors affecting the trading price of our securities may include:

●	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

●	changes in the market’s expectations about our operating results;

●	success of competitors;

●	our operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning the Company or the IT industry in general;

●	operating and stock price performance of other companies that investors deem comparable to the Company;

●	our ability to market new and enhanced products on a timely basis;

●	changes in laws and regulations affecting our business;

●	our ability to meet compliance requirements;

●	commencement of, or involvement in, litigation involving the Company;

●	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of shares of our common stock available for public sale;

●	any major change in our board of directors or management;

●	sales of substantial amounts of common stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, acts of war or terrorism and global health crises, including the COVID-19 pandemic.

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

The Company qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, the Company is eligible for and has taken advantage of certain reporting exemptions, including (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements and (iii) reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements. The Company will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of its common stock that is held by non-affiliates exceeds $700 million as of June 30 of that fiscal year, (ii) the last day of the fiscal year in which it has total annual gross revenue of $1.07 billion or more during such fiscal year, (iii) the date on which it has issued more than $1 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of the date of the first sale of its common stock in the 2017 initial public offering (“IPO”) which would be December 31, 2022. If the Company continues to expand its business through acquisitions and/or continues to grow revenues organically, we may cease to be an emerging growth company prior to December 31, 2022.

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

As of February 1, 2022, directors and executive officers beneficially owned 42.7% of our common stock, and four shareholders and their affiliates beneficially owned more than 5% of our common stock, of which three beneficially owned more than 10% of our common stock, including certain warrants. Accordingly, these individuals have considerable influence regarding the outcome of any transaction that requires stockholder approval. Furthermore, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered board,” only a minority of our board of directors will be considered for election in any given year. In addition, our management and their affiliates, because of their ownership position, will have considerable influence regarding the outcome of such elections.

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

Our Charter and Bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which serves for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issuance of one or more new series of preferred stock.

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

As of December 31, 2021, we had various types of warrants to purchase shares of our common stock at various exercise prices. To the extent any such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to our stockholders and an increase in the number of shares of common stock eligible for resale in the public market. In addition, pursuant to the Incentive Plan, equity incentive awards representing an aggregate of up to 987,000 shares of our common stock were available for issuance as of December 31, 2021. All of our outstanding warrants are subject to agreements requiring us to register for resale the underlying shares of common stock. Sales of substantial numbers of such shares in the public market or the fact that the warrants may be exercised, could adversely affect the market price of our common stock or on our ability to obtain future financing.

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

The periodic valuation of certain warrants could increase the volatility in our net income (loss).

The change in fair value of our warrants is the result of changes in the Company’s stock price and warrants outstanding at each reporting period and represents the mark-to-market fair value adjustments to the outstanding warrants. Significant changes in our stock price or number of warrants outstanding may adversely affect our net income (loss).

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our principal executive offices at 1720 Peachtree Street, Suite 629, Atlanta, GA 30309, along with several additional offices, all of which are leased.

As of December 31, 2021, locations leased by Computex (all of which were transferred as part of our sale of Computex in March 2022) were as follows:

●	Computex Headquarters in Houston, Texas with approximately 5,222 square feet

●	North Texas/DFW headquarters in Westlake, Texas with approximately 2,575 square feet

●	Security Operations Center and Network Operations Center in Houston, Texas with approximately 15,000 square feet;

●	Warehouse in Houston, Texas with approximately 5,175 square feet;

●	Sales and training offices in: (i) Odessa, Texas; (ii) St. Petersburg, Florida; and (iii) Excelsior, Minnesota.

Locations leased by Kandy are as follows:

●	Administrative offices located in the Brier Creek Office Parke, Wake County, North Carolina;

●	A lab and related facilities in Ottawa and North Carolina;

●	A facility in Mexico City; and

●	Approximately 10 co-located data centers that are used as server locations.

We believe our current facilities meet the needs of our employee base and can accommodate our currently contemplated growth. Also, we believe that we will able to obtain suitable additional facilities on commercially reasonable terms to meet any future needs.

Item 3. Legal Proceedings

There is no material litigation, arbitration, governmental proceeding or any other legal proceeding currently pending or known to be contemplated against any members of our management team in their capacity as such. From time to time, we may be involved in certain legal proceedings and claims, which arise in the ordinary course of business. Currently, we not aware of any matter or matters that, individually or in the aggregate, would have a material adverse effect on our results of operations, financial condition, or cash flow. If we should determine that an unfavorable outcome is probable on a claim and that the amount of probable loss is reasonably estimable, we will record an accrual for such claim or claims. If any such accrual is recorded, it could be material and could adversely impact our results of operations, financial condition, and cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our equity securities trade on the Nasdaq Capital Market. The common stock and public warrants trade under the symbols “AVCT,” and “AVCTW,” respectively. Each such whole warrant entitles the holder to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment as described in our registration statement. Only whole warrants are exercisable and only whole warrants trade. Such warrants will expire on April 7, 2025.

Holders of Record

On March 31, 2022, there were approximately 62 holders of record of our common stock and 4 holders of record of our publicly-traded warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not anticipate declaring any dividends in the foreseeable future. The payment of cash dividends will be dependent upon our revenues, results, capital requirements and general financial condition and will be at the discretion of our board of directors. Currently, our board of directors plan to retain all earnings, if any, for use in our business operations.

Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding rights	Weighted-average exercise price of outstanding rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	5,794,500	-	987,000
Equity compensation plans not approved by security holders	-	-	-
Total	5,794,500	-	987,000

Additional information is included in Note 13 in the Notes to our Consolidated Financial Statements.

Item 6. [Reserved]

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

Overview

We are a Delaware-incorporated entity with operating locations in Ottawa, North Carolina and Mexico City as of March 31, 2022.

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

Computex is a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions, through its extensive hardware, software and value-added service offerings. Computex designs best-fit solutions, and with the help of leading vendors in the industry, helps its customers with the procurement of suitable hardware and software that are appropriate for their specific needs. With primary operating locations in Minnesota, Michigan, Florida and Texas, services offered by Computex include directory and messaging, enterprise networking, cybersecurity, collaboration, data center services, integration, storage, backup, virtualization, converged infrastructures and UCaaS.

Kandy, a provider of cloud-based enterprise services, globally deploys a white-label, carrier-grade cloud-based platform for UCaaS, CPaaS and CCaaS for mid-market and enterprise customers across a proprietary multi-tenant, highly scalable cloud platform. The Kandy platform also includes pre-built customer engagement tools, based on WebRTC technology, known as Kandy Wrappers, and provides white-labeled services to a variety of customers including communications service providers and systems integrators. With Kandy, companies can quickly embed real-time communications capabilities into their existing applications and business processes.

Recent developments

On September 16, 2021, the Company announced that as a result of a decision by the Company’s Board of Directors to explore strategic alternatives previously announced on April 7, 2021, the Board had authorized the Company to focus its strategy on acquisitions and organic growth in its cloud technologies business as well as to explore strategic opportunities for its IT solutions business, including the divestiture of Computex. The Company believed that the change would allow it to optimize resource allocation, focus on core competencies, and improve its ability to invest in areas of maximal growth potential.

On December 2, 2021, the Company entered into the Credit Agreement with Monroe for a $27.0 million Credit Facility, part of which was used to pay off amounts owing under the Prior Credit Agreement which was assumed as part of the Computex Business Combination. The remainder of the proceeds from the Credit Facility were scheduled to be used for working capital and general business purposes. However, on March 1, 2022, all amounts owing under the Credit Agreement were repaid from the proceeds of a securities sale executed on March 1, 2022 and cash on hand. The terms of the Credit Agreement are discussed in Note 9 in the Notes to the Consolidated Financial Statements included elsewhere in this Form 10-K.

On January 27, 2022, the Company announced that it had executed a definitive agreement to sell Computex and on March 15, 2022, the sale of Computex was consummated, completing the Company’s transition to a pure-play cloud communications and collaboration company, centered on the Kandy platform. As a result, Computex was classified as held for sale as of December 31, 2021 and its operations are classified as discontinued operations. In connection with the planned sale of Computex, we recorded a noncash goodwill impairment charge of $32.1 million during Fiscal 2021 which represented the excess of the carrying value of the Computex reporting unit over the expected sale proceeds less costs to sell. Net proceeds from the sale of Computex, after payment of closing obligations and certain indebtedness, are being used for working capital and general business purposes.

In addition, as more fully discussed in Note 10 in the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K, during the fourth quarter of Fiscal 2021, the Company completed the sale of certain securities, including the sale of common stock, preferred stock and warrants. In connection with the sale of these securities, the Company also completed certain share registrations. Two of the five series of warrants were exercised soon after they were issued resulting in proceeds of approximately $5.0 million during Fiscal 2021.

Subsequent to December 31, 2021, and as more fully discussed in Note 18 in the Notes to our Consolidated Financial Statements, the Company sold additional securities. Also, the Company repaid amounts that were outstanding under the Credit Agreement and closed on the sale of Computex.

Growth strategy

The acquisition of Kandy has given us the opportunity to provide a full suite of UCaaS, CPaaS, and CCaaS products to serve the rapidly growing cloud communications market.  Customers today demand a highly reliable, secure, and scalable communications platform along with a world class customer experience.

With demand for cloud technology increasing, we believe that the already sizable total addressable market (TAM) for cloud communications is on track to continue to expand and we believe that we are positioned to monetize mega trends in enterprise cloud communications, gain market share as a premier white-label cloud communications provider, checking the CPaaS, CCaaS & UCaaS boxes, while also capitalizing on our direct to enterprise capabilities (for example, Tier 1 support) to sell through our partners or sell directly.

Certain areas of our growth plan, which also includes continued investment in research and development, are as follows:

●	Channel (white label) - Target technology providers, such as Service Providers (SPs), Resellers, Independent Software Vendors (ISVs), and System Integrators (SIs) through

o	Strategic Alliances with companies looking to co-invest to monetize cloud communication technology; and

o	Our partners that are looking to white label or resell cloud technologies, which we believe offer significant opportunity to grow revenue with existing partners while identifying new ones.

●	Direct to Enterprise - Target enterprises looking to deploy their own cloud technology using APIs/SDKs (application programming interface/software development kit) and/or looking to enable cloud communications to support their business and customer communications and interactions either

o	Organically - By targeting select vertical markets with high growth potential for example, government, retail, financial, & healthcare; or

o	Inorganically - By making selective acquisitions to expand the use of the Kandy platform.

Key trends affecting our results of operations

The following are key trends that we believe can positively impact our results of operations:

●	The acceleration of digital transformation

●	The change in how people work, including the “work from anywhere” mindset

●	The increased complexity in mid & large enterprises and the desire by enterprises for integrated internal and external communications for UCaaS, CPaaS and CCaaS

●	The demand for services similar to WebEx, Teams, & Zoom and partners that can add to and/or complement such tools and players

●	The trend towards CPaaS technology – Product developers & Independent Software Vendors (ISVs) are increasingly seen as the influencers

●	The general trend towards movement to the cloud

●	The lack of sufficient internal IT resources at mid-sized and large enterprises, and the scarcity of IT personnel in certain high-demand disciplines

●	Disruptive technologies that are creating complexity and challenges for customers and vendors

●	The recognition that certain IT services provide the opportunity of funding via recurring payments over a period of time, rather than large upfront payments

●	The increasing use of multi-cloud strategies, whereby cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, provide the core foundation of modern IT

●	The explosive growth in remote workforce needs.

Covid-19

COVID-19 continues to significantly impact local, regional, and global economies, businesses, supply chains, production and sales across a range of industries. The extent of its impact on our operational and financial performance is uncertain and difficult to predict and we remain cautious about the global recovery. To protect the health and safety of our employees, our daily execution has evolved into a largely virtual model. However, we have found ways to continue to engage with and assist our customers and partners as they work to navigate the current environment. We will continue to monitor the current environment and may take further actions that may be required by federal, state or local authorities or that we determine to be in the interests of our employees, customers, and partners.

Nature of revenue categories discussed below:

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

Professional and managed services revenue include managed IT services, virtualization, storage, networking and data center services. These services include customized solutions for business continuity, back-up and recovery, capacity on-demand, regulatory compliance and data center best practice methodologies as well as IaaS and SaaS. These solutions are used by customers to optimize investments in IT infrastructure and data centers.

Cloud subscription and software revenue include subscriptions to the Company’s cloud-based technology platform.

Financial statement presentation and results of operations

The consolidated financial statements of the Company include the accounts of AVCT and its wholly-owned subsidiaries. As discussed in Note 3 of the Notes to the Consolidated Financial Statements, the financial position, results of operations and cash flows described herein for the dates and periods prior to April 7, 2020 relate to the operations of Computex. The historical financial information of AVCT prior to the Computex Business Combination (a special purpose acquisition company, or “SPAC”) has not been reflected in the Predecessor financial statements as such historical amounts have been determined to be not useful information to a user of the financial statements.

To distinguish between the different bases of accounting, due to the Computex Business Combination that occurred on April 7, 2020, certain tables in this quarterly report include a blackline between certain columns to separate: (1) the periods prior to the closing date of April 7, 2020 (“Predecessor”) and (2) the period that started on April 7, 2020 (“Successor”). We refer to the periods before April 7, 2020 as the “Predecessor” periods and refer to the periods that started on April 7, 2020 as the “Successor” periods.

For the reasons discussed above, management believes it remains useful to review the operating results for Fiscal 2021 with the operating results for the year ended December 31, 2020. Accordingly, in the discussion below, for purposes of a year over year comparison, the financial information for the period January 1, 2020 through April 6, 2020 is combined with the financial information for the period April 7, 2020 through December 31, 2020 and, together, is referred to as the “S/P combined 2020 Year.” Accordingly, in addition to presenting our results of operations in our consolidated financial statements in accordance with GAAP, which also include the identification of continuing and discontinued operations, the tables and certain discussions below present the non-GAAP combined results for the year ended December 31, 2020, which also combines continuing and discontinued operations.

FY 2021 versus the S/P Combined 2020 Year (in thousands)

	Year	April 7, 2020	January 1, 2020	S/P
	Ended	through	through	Combined
	December 31, 2021	December 31, 2020	April 6, 2020	2020 Year
	(Non-GAAP)	(Non-GAAP)	Predecessor	(Non-GAAP)
Revenues:
Hardware	$55,551	$38,334	$10,587	$48,921
Third party software and maintenance	7,611	4,341	1,459	5,800
Managed and professional services	35,915	23,851	6,880	30,731
Cloud subscription and software	16,930	1,383	-	1,383
Other	978	668	111	779
Total revenues	116,985	68,577	19,037	87,614
Cost of revenue	83,678	47,326	12,426	59,752
Gross profit	33,307	21,251	6,611	27,862
Impairment of goodwill and intangible assets	61,095	-	-	-
Research and development	17,916	1,285	-	1,285
Selling, general and administrative	67,252	32,541	7,835	40,376
Loss from operations	(112,956)	(12,575)	(1,224)	(13,799)
Other (expense) income
Gain on extinguishment of debt	4,177	-	-	-
Change in fair value of warrant liabilities	(19,608)	(3,625)	-	(3,625)
Interest expense (1)	(32,857)	(9,316)	(384)	(9,700)
Other (expense) income	(71)	10	31	41
Total other expenses	(48,359)	(12,931)	(353)	(13,284)
Loss before income taxes	(161,315)	(25,506)	(1,577)	(27,083)
Provision for income taxes	(71)	(70)	(12)	(82)
Net loss	$(161,386)	$(25,576)	$(1,589)	$(27,165)

(1)	Interest expense in the year ended December 31, 2021 and the period April 7, 2020 through December 31, 2020 include related party interest of $14,958 and $6,899, respectively.

Net loss

Net loss for Fiscal 2021 was $161.4 million compared with $27.2 million for the S/P Combined 2020 Year. The increase in the net loss for Fiscal 2021 includes an increase in noncash charges of $99.0 million consisting of the following:

	Fiscal 2021	S/P Combined 2020 Year	Increase
Impairment of goodwill and other intangible assets	$61,095	$-	$61,095
Depreciation	4,637	3,713	924
Amortization of intangible assets	5,183	2,257	2,926
Amortization of Convertible Debenture discount	9,253	4,717	4,536
Interest on convertible debt paid-in-kind	8,257	3,695	4,562
Gain on extinguishment of debt	(4,177)	-	(4,177)
Share-based compensation	8,629	2,489	6,140
Change in fair value of warrant liabilities	19,608	3,625	15,983
Deferred income taxes	(9)	10	(19)
Amortization and write-off of deferred financing costs	1,172	232	940
Noncash financing fees	5,948	-	5,948
Loss on disposal of property and equipment	185	-	185
	$119,781	$20,738	$99,043

Discussed below are the revenue and expense factors that primarily contributed to the net loss change, including additional discussion of the noncash charges.

Hardware revenue

Hardware revenue was $55.6 million in Fiscal 2021 compared with $48.9 million in the S/P Combined 2020 Year, an increase of $6.6 million, or 13.6%. We attribute this increase to the impact of COVID-19 due to increased demand for equipment in the manufacturing, logistics and public sectors in the earlier part of 2021, as more customers transitioned to remote work. There was some normalization of the demand for hardware in the latter months of 2021, however, the positive impact of the higher demand in the earlier months of 2021 more than offset the impact that the flattening of hardware demand in the latter months of Fiscal 2021 had on overall Fiscal 2021 demand. The gross margin on hardware revenue was 21.9% for Fiscal 2021, a 120-basis points decrease from the 23.1% recorded in the S/P Combined 2020 Year. We attribute the basis points decrease to a shift in product mix towards lower margin products during the period.

Third party software and maintenance revenue

Revenues from software and maintenance, which are recorded net of direct expenses, increased to $7.6 million in Fiscal 2021 from $5.8 million in the S/P Combined 2020 Year, an increase of 31.2% or $1.8 million. We attribute this increase to continued customer penetration in the retail and hospitality sector. Since this revenue is recorded net, the revenue is also the gross margin.

Managed and professional services revenue

Managed and professional services revenues increased $5.2 million, or 16.9%, to $35.9 million in Fiscal 2021 from $30.7 million in the S/P Combined 2020 Year. Of the $5.2 million increase, $2.8 million is attributable to the Kandy acquisition. We attribute the remaining increase to increasing demand for infrastructure assessment, cyber security and managed services monitoring at our Computex segment, primarily in the 1st half of the year. Though revenues from managed and professional services in the Computex segment increased $2.4 million, the margin decreased from 33.4% to 29.0%, a decrease of 440 basis points. We attribute this decrease to increased investments in direct labor and software tools to support an increasing customer base as well as to the normalization of demand for certain services that were in higher demand in 2020 due to Covid-19.

Cloud subscription and software revenue

Cloud subscription and software revenue was $16.9 million in Fiscal 2021 and represents revenue from subscriptions to the Company’s cloud-based technology platform as well as revenue from the Company’s on-premise software, both of which are offered by the Company’s recently-acquired Kandy segment, which the Company acquired in December 2020.

Other revenue

Other revenue, which consists primarily of freight and reimbursables, including travel, meals and entertainment, was $1.0 million and $0.8 million for Fiscal 2021 and the S/P Combined 2020 Year, respectively. By its nature, this type of revenue fluctuates depending on the revenue of the other product lines.

Total revenue, cost of revenue and gross margin

Aggregate revenue for the five product lines together was $117.0 million in Fiscal 2021, compared with $87.6 million in the S/P Combined 2020 Year, an increase of $29.4 million, or 33.5%. Of the $29.4 million revenue increase, $18.4 million was related to the Kandy acquisition. The remainder of the increase is due to an increase in each of the four product lines at the Computex segment.

Aggregate gross profit was also up, reflecting an increase of $5.4 million, or 19.5%, due in part to the Kandy acquisition, which contributed $3.4 million to the increase. The remaining increase in aggregate gross profit was due primarily to the gross profit increase in software and maintenance revenue.

Though gross profit increased, aggregate gross margin percent decreased from 31.8% in the S/P Combined 2020 Year to 28.5%, a 330-basis points decrease, primarily due to the lower margin recorded by Kandy vis-à-vis Computex. Aggregate gross margin percent for the Computex segment was 30.4% for Fiscal 2021 compared with 31.8% for the S/P Combined 2020 Year, which was only a 140-basis point decrease. Gross margin at our Kandy segment was 19.3% in Fiscal 2021 as the Company continues to ramp up costs in the segment as part of its strategic investment in the Kandy segment. The 140-basis point decrease in margin at our Computex segment was due primarily to increased investments in direct labor and telecommunications in the managed and professional services line of business.

Impairment of goodwill and other intangible assets

The noncash impairment charges recorded in Fiscal 2021 are discussed in Notes 1 and 3 of the Notes to the Consolidated Financial Statements and relates to goodwill of the Computex reporting unit, goodwill of the Kandy reporting unit and Kandy’s other intangible assets. In connection with the announced sale of Computex, the Company compared the expected proceeds less costs to sell with the carrying value of the reporting unit and in connection therewith recorded a noncash goodwill impairment charge of $32.1 million during Fiscal 2021. The remaining impairment charges relate to Kandy’s goodwill and other intangible assets, which resulted from a quantitative impairment analysis during the Company’s annual impairment assessment, effective December 2021, after an evaluation based on certain factors considered to be triggering events, such as changes in Kandy’s forecasts. As a result of the quantitative assessment, the Company recorded an impairment charge to goodwill and intangible assets of $13.7 million and $15.3 million, respectively.

Research and development

The Company began recognizing research and development expenses when it acquired Kandy in December 2020. In Fiscal 2021, research and development expenses were $17.9 million and represent research and development costs related to certain proprietary software incurred in an agile software environment with releases broken down into several iterations called sprints involving short cycles of development (typically 4-6 weeks in duration) in which the research and development teams create potentially sellable products. Currently, such costs are expensed as incurred, and include personnel-related costs, depreciation related to engineering and test equipment, allocated costs of facilities and information technology, outside services and consultants, supplies, software tools and product certification.

Selling, general and administrative expenses

Selling, general and administrative expenses for Fiscal 2021 and the S/P Combined 2020 Year consisted of the components in the following table (in thousands):

	Year	S/P
	Ended	Combined
	December 31, 2021	2020 Year	Increase (decrease)
	(Non-GAAP)	(Non-GAAP)
Salaries, benefits, subcontracting & personnel administration costs	$45,131	$27,379	$17,752
Building occupancy costs, utilities, office supplies & repairs and maintenance	3,207	2,002	1,205
Depreciation and amortization	3,268	3,082	186
Dues, subscriptions and memberships	1,717	895	822
Sales and marketing	3,558	727	2,831
Professional fees	6,113	4,608	1,505
Insurance	2,195	1,326	869
Other	2,063	357	1,706
	$67,252	$40,376	$26,876

Selling, general and administrative expenses increased $26.9 million, primarily as a result of added expenses related to the Kandy acquisition ($15.2 million of the increase), certain termination expenses recorded in Fiscal 2021, increased stock compensation expenses and increased insurance costs. The termination expenses, which were approximately $3.2 million (excluding stock compensation expenses related to the terminations), were primarily recorded in July 2021 and were primarily due to a reduction in the Company’s corporate workforce. Stock compensation expenses included in selling, administrative and general expenses (excluding those related to Kandy) increased approximately $2.9 million in Fiscal 2021 compared with the S/P Combined 2020 Year due to certain amounts related to the terminations as well as to an increase in the number of awardees. Increased insurance expenses are related to the Company’s expanded public company activities.

Gain on extinguishment of debt

The gain on extinguishment of debt of $4.2 million in Fiscal 2021 was due to the forgiveness, in July 2021, of a loan that was granted under the Paycheck Protection Program (“PPP loan) plus related accrued interest. Under the terms of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), PPP loan recipients had the option to apply for forgiveness for all or a portion of such loans, if the loan was used for eligible purposes, including to fund payroll costs.

Change in fair value of warrant liabilities

The change in the fair value of warrant liabilities in FY 2021 and the S/P Combined 2020 Year represent mark-to-market fair value adjustments related to certain warrants, and primarily fluctuate due to changes in and the volatility of the Company’s stock price. The income statement amounts in Fiscal 2021 and the S/P Combined 2020 Year consisted of fair value adjustments related to the following:

	Year	S/P
	Ended	Combined
	December 31, 2021	2020 Year
	Successor	(Non-GAAP)
Series A Warrants	$7,834	$-
Series B Warrants	2,296	-
Series C Warrants	(675)	-
Series D Warrants	9,688	-
Monroe Warrants	2,394	-
2017 Private Placement and EBC Warrants	(1,929)	3,625
	$19,608	$3,625

Interest expense

Interest expense in Fiscal 2021 increased compared with the S/P Combined 2020 Year, due primarily to interest and financing fees related to the new Credit Agreement entered into with Monroe, amendment fees related to certain warrants and the related party note as well as to an increase in interest on Debentures due to new issuances in Fiscal 2021 and the compounding effect of paid-in-kind interest on such Debentures. The Debentures were converted to common stock during the 3rd quarter of 2021 (on September 8, 2021), but prior to conversion, bore interest at the rate of 10.00% per annum compounded quarterly. Interest expense, which was also impacted by increases in Debenture discount amortization charges consisted of the following (in thousands):

	Year	S/P
	Ended	Combined
	December 31, 2021	2020 Year
	Successor	(Non-GAAP)
Amortization of debenture discount	$9,253	$4,717
Debenture interest paid-in-kind	8,257	3,695
Amortization of debenture deferred fees	628	-
Interest on term note and line of credit - Prior Credit Agreement	1,028	1,122
Interest and financing fees - Monroe	9,131	-
Interest and amendment fee on related party promissory note	1,986	-
Hudson bay waiver fee	2,000	-
Placement agent fees	350	-
Other	224	166
	$32,857	$9,700

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

Liquidity and Capital Resources

Overview

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under the Prior Credit Agreement. From time to time, the Company may also choose to access the debt and equity markets to fund acquisitions to diversify its capital sources. The Company’s current principal capital requirements are to fund working capital and make investments in line with its business strategy. At December 31, 2021, the Company had unrestricted cash of $35.3 million in its operating bank account compared with $9.9 million at December 31, 2020. At December 31, 2021, there was a working capital deficit (excess of current liabilities over current assets) of $7.6 million, primarily as a result of the classification of certain debt as current, primarily, the Credit Agreement and a promissory note. The working capital deficit of $7.6 million reflects an improvement over the previous year’s working capital deficit of $18.4 million as of December 31, 2020.

The cash balance and working capital position as of December 31, 2021 were impacted by the following events or actions during Fiscal 2021, which together contributed to the net improvements discussed above:

●	A cash capital raise of $24.0 million via the sale of Units (consisting of Debentures and certain penny warrants) to fund expansion, capital expenditures and working capital. Pursuant to the terms of the Debentures, on September 8, 2021, the Debentures with related accrued interest were converted to shares of common stock. See Note 10 of the Notes to the Consolidated Financial Statements for additional information.

●	The forgiveness, in July 2021, of the $4.1 million that was payable under the PPP loan. Under the terms of the CARES Act, PPP loan recipients had the option to apply for forgiveness for all or a portion of such loans, if the loan was used for eligible purposes, including to fund payroll costs.

●	The entry into the Credit Agreement with Monroe, on December 2, 2021, for a $27 million term loan facility, to fund working capital, other general business activities and pay off amounts owing under the Prior Credit Agreement that was assumed as part of the Computex Business Combination. The payoff of amounts owing under the Prior Credit Agreement, which consisted of a line of credit balance and a term loan, was $12.8 million. The Credit Agreement matures on December 2, 2022, at the latest, or on the date that Computex is sold, at the earliest. Interest on the Credit agreement is payable monthly at the rate of 12% per annum. However, the lenders are guaranteed a minimum return of $7.3 million. Monroe was also granted warrants to purchase 2.5 million shares of the Company’s common stock for an exercise price of $0.0001 per share (the “Monroe Warrants”). See Notes 9 and 10 in the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K for further discussion of the terms of the Credit Agreement and the Monroe Warrants, respectively.

●

The issuance of a $5.0 million subordinated promissory note (the “2021 Note”), on September 16, 2021, which was secured by a shareholder that owns more than five percent of the Company’s common stock. The 2021 Note, as amended, was scheduled to mature on the earliest of (a) September 16, 2022, (b) the Company’s consummation of a debt financing resulting in the receipt of gross proceeds of not less than $20.0 million, (c) the Company’s consummation of primary sales of registered equity securities resulting in receipt of gross proceeds of not less than $20.0 million, (d) the Company’s consummation of the sale of Computex and (e) the date of any event of default. The 2021 Note was subordinate to any amounts owed under the Credit Agreement and had a minimum return of 25%. The 2021 Note became due on March 1, 2022 due to the early pay off of the Credit Agreement. However, for a waiver fee of $250,000, the lender extended the maturity date to May 1, 2022. The 2021 Note was paid in full on March 15, 2022 from proceeds received from the sale of Computex.

●

The receipt of gross proceeds of $5.0 million (before deduction of offering costs), in November 2021, from the sale to an institutional investor in a registered direct offering, of 2,500,000 shares (the “Registered Shares”) of common stock at a purchase price of $2.00 per share. At the closing of such sale, the Company issued to the buyer, in addition to the 2,500,000 shares of the Company’s common stock: (i) a warrant to purchase up to 5,000,000 shares of the Company’s common stock (the “Series A Warrant”) and (ii) a warrant to purchase up to 2,500,000 shares of the Company’s common stock (the “Series B Warrant”). The Series A Warrant and the Series B Warrant were each exercisable at an initial exercise price of $2.00. However, the number of such warrants were later increased, the exercise price of each was reduced to $1.50 per share and the buyer received warrants to purchase 1,500,000 shares of the Company’s common stock (the “Series C Warrants”) at an exercise price of $0.001 per share. Subsequent to December 31, 2021, the exercise price of the Series A and Series B Warrants were reduced to $1.00 per share (with a proportional increase to the number of shares of the Company’s common stock issuable upon exercise of such warrants). See Note 10 of the Notes to the Consolidated Financial Statements for further discussion of the Series A and Series B warrants, including a discussion of the modifications that occurred during Fiscal 2021. In December, the Company received an additional $5.0 million in gross proceeds from the subsequent exercise of the Series B Warrants.

●	The repayment of a subordinated note of $0.5 million along with related accrued interest in November 2021.

●	The receipt of gross proceeds of $25.0 million (before deduction of offering costs), in December 2021, from the sale of securities consisting of 7,840,000 shares of common stock, 12,456 units of convertible preferred stock and certain Series D Warrants to purchase up to 15,625,000 shares of the Company’s common stock at an exercise price of $2.00 per share. See Note 10 of the Notes to the Consolidated Financial Statements for further discussion of such securities.

In July 2021, prior to the sale of the securities discussed above, the Company filed a registration statement on Form S-3 containing the following two prospectuses:

●	a base prospectus for the sale and issuance by us of up to $100 million of our common stock, preferred stock, warrants, subscriptions rights, debt securities and/or units; and

●	a resale prospectus covering the resale by certain selling stockholders of up to 67,797,774 shares of common stock.

The Company believes that current cash balances as well as proceeds from debt and equity offerings will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. However, there is no assurance that future funding will be available if and when required or at terms acceptable to the Company. This projection is based on the Company’s current expectations regarding product sales and service, cost structure, cash burn rate and other operating assumptions.

Successor cash flows (Fiscal 2021 and the period April 7, 2020 through December 31, 2020)

Operating activities

Net cash used in continuing operating activities was $47.4 million in Fiscal 2021, primarily consisting of cash used in Kandy’s operating activities, including its research and development activities, as well as cash used in the operating activities of the corporate division.

Net cash used in continuing operating activities was $14.6 million for the period April 7, 2020 through December 31, 2020 and primarily consisted of cash used in the operating activities of the corporate division. Net cash used in continuing operating activities was also impacted by lower current liabilities at December 31, 2020 compared with April 6, 2020, as a substantial portion of the current liabilities at April 6, 2020 was converted to common stock and Debentures (and therefore reflected as increases in cash provided by financing activities). Current liabilities of $2.6 million at April 6, 2020 were converted to Debentures and $1.5 million was converted to common stock.

Investing activities

Cash used in continuing investing activities of $3.9 million, in Fiscal 2021, were primarily for capital purchases.

Cash provided by continuing investing activities was $0.2 million in the period April 7, 2020 through December 31, 2020 and primarily consisted of cash from the Computex acquisition.

Financing activities

Cash provided by continuing financing activities was $71.9 million in Fiscal 2021 and was generated from the issuance of common stock of $27.8 million, proceeds of $5.0 million from the exercise of certain warrants, proceeds from the issuance of Debentures of $24.0 million, proceeds of $30.1 million from the issuance of debt (net of deferred financing fees), partially offset by debt repayments of $13.9 million, and payments for shares withheld of $1.1 million related to employee tax withholding associated with the delivery of vested RSUs under the Company’s equity incentive plan.

Cash provided by continuing financing activities was $23.6 million in the period April 7, 2020 through December 31, 2020, and was generated from the issuance of $23.1 million in Debentures and $1.5 million from the issuance of common stock, partially offset by the redemption of shares held in trust of $1.0 million.

Off-Balance Sheet Arrangements

As of December 31, 2021, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and had not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies, Judgements and Estimates

This discussion of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included elsewhere in this annual report. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could differ materially from those estimates. We believe the accounting policies that involve the most significant judgments and estimates used in the preparation of the consolidated financial statements include those relating to revenue recognition, accounting for warrants, accounting for income taxes, accounting for business combinations, the recognition and impairment evaluation relating to tangible and intangible assets, including goodwill, and accounting for share-based compensation. We discuss some of these policies below. The ones not discussed below are discussed in Note 3 of the Notes to the Consolidated Financial Statements.

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

When services do not meet certain service levels of commitments, customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. Kandy historically has not experienced any significant incidents affecting the defined levels of reliability and performance as required by its subscription contracts. Therefore, the variable consideration has been insignificant and there are no reserves for such service credits as of December 31, 2021.

The Company also recognizes revenue for term-based software licenses and has concluded that its software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. The software license revenue is typically recognized upon transfer of control or when the software is made available for download, as this is the point at which the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property.

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

Goodwill and intangibles impairment assessment

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. The recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows expected to be generated by that asset group. If the asset or asset group is considered to be impaired, an impairment loss is recorded to adjust the carrying amounts to the estimated fair value. During the year ended December 31, 2021, the Company recorded impairment of intangible assets of $15.3 million relating to the Kandy reporting unit based on a comparison of the reporting unit’s fair value with its carrying value. The excess of the carrying value of the reporting over the estimated fair value was first allocated to the intangibles and then to goodwill. Fair value was determined using the income approach.

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates. As of December 31, 2021, the Company had two operating segments and two reporting units for the purpose of evaluating goodwill impairment.

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. If, based on the qualitative test, the Company determines that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, then we evaluate goodwill for impairment by comparing the fair value of each of our reporting unit to its respective carrying value, including its goodwill. If it is determined that it is “not likely” that the fair value of the reporting unit is less than its carrying value, then no further testing is required.

The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. Fair values may be determined using a combination of both income and market-based approaches.

As indicated in Note 1 of the Notes to the Consolidated Financial Statements, in connection with the planned sale of Computex, the Company recorded a noncash goodwill impairment charge of $32.1 million during the year ended December 31, 2021 which represents the excess of the carrying value of the Computex reporting unit over the expected sale proceeds less costs to sell. As indicated above, impairment of Kandy’s goodwill was also recorded during the year ended December 31, 2021. Goodwill impairment of the Kandy reporting unit was $13.7 million.

Public Warrants, 2017 Private Placement Warrants and 2017 EBC Warrants

On July 27, 2017, the Company entered into certain Warrant Purchase Agreements with each of Pensare Sponsor Group, LLC, a Delaware limited liability company (the “Sponsor”), and certain other investors (collectively, the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 10,512,500 warrants (including the full over-allotment amount) in connection with and simultaneously with the closing of the IPO (the “2017 Private Placement Warrants”) at a purchase price of $1.00 per Private Placement Warrant.

On or about August 1, 2017, in the IPO, the Company sold units of the Company’s equity securities, each such unit consisting of one share of Common Stock, one-half of one Public Warrant and one-tenth of one right to acquire one share of Common Stock upon the closing of our initial business combination (the “Units”) and, in connection therewith, issued and delivered 15,525,000 warrants to public investors in the Offering (the “Public Warrants”). In addition, 675,000 warrants, underlying unit purchase options issued to the underwriters of the IPO and certain of their designees (the “2017 EBC Warrants”), were issuable. The 2017 EBC Warrants together with the 2017 Private Placement Warrants and the Public Warrants are collectively referred to as the “2017 Warrants.” Each whole 2017 Warrant entitles the holder thereof to purchase one share of the Company’s common stock for $11.50 per share, subject to adjustments. In addition to the 675,000 warrants, the unit purchase options, which expire in July 2022, entitle the holders to receive 1,485,000 shares of common stock for an exercise price of $10 per unit.

As of December 31, 2021, a total of 15,525,000 Public Warrants and 10,512,500 of the 2017 Private Placement Warrants remained outstanding. The 2017 EBC Warrants totaled 675,000 units as of December 31, 2021.

The 2017 Private Placement Warrants and the 2017 EBC Warrants, if issued upon exercise of the unit purchase options, are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial Purchasers or their permitted transferees. Public Warrants and any 2017 Private Placement Warrants or any 2017 EBC Warrants that are transferred to nonpermitted transferees are redeemable at the option of the Company and are not exercisable on a cashless basis.

The Company evaluated the 2017 Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that the 2017 Private Placement Warrants and the 2017 EBC Warrants did not meet the criteria to be classified in stockholders’ equity. A recent SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision would preclude the 2017 Private Placement Warrants and 2017 EBC Warrants from being classified in equity and therefore the 2017 Private Placement Warrants and 2017 EBC Warrants are classified as liabilities at fair value, with subsequent changes in fair values recognized in earnings at each reporting date. The 2017 Private Placement Warrants and 2017 EBC Warrants were valued using a Black-Scholes pricing model as described in Note 3 of the Notes to the Consolidated Financial Statements. Changes in the fair value of the 2017 Private Placement Warrants and the 2017 EBC Warrants requires significant judgment, including the determination of the appropriate valuation model to use and the inputs to the valuation model.

Series A, Series B, Series C, Series D and Monroe Warrants

In November and December 2021, the Company issued certain warrants as defined and discussed in Note 10 in the Notes to the Consolidated Financial Statements (Series A Warrants, Series B Warrants, Series C Warrants, Series D Warrants and Monroe Warrants). Each such whole Warrant entitles the holder thereof to purchase one share of the Company’s common stock.

The Company evaluated the terms of such warrants and determined that they qualified to be treated as liabilities under ASC 480, Distinguishing Liabilities from Equity, with subsequent changes in fair values recognized in earnings at each reporting date. The Series A Warrants were valued using the Black-Scholes pricing model, the Series B and Series D Warrants were valued using the Monte Carlo simulation, and the Series C and Monroe Warrants were valued based on the Company’s stock price. Changes in the fair values of such warrants requires significant judgment, including the determination of the appropriate valuation model to apply and the inputs to the valuation model. See Notes 3 and 10 of the Notes to the Consolidated Financial Statements for further discussion of the accounting policies of warrants issued by the Company.

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

See Note 3 of the Notes to the Consolidated Financial Statements.

 Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign exchange risk

Our business is primarily conducted within US markets. Though there is some exposure to currency fluctuations, we do not currently consider exchange rate fluctuations to materially impact our financial statements. International revenues in Fiscal 2021 was 7.6% of total revenues. For Kandy, international revenues were 26.6% of total Kandy revenues.

Interest rate risk

As of December 31, 2021, the Company had no significant interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-41 following Item 15, which comprise a portion of this Annual Report on Form 10-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls—Integrated Framework. Based on our management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2021.

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

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Michael Tessler	60	Chairman of the Board
Darrell J. Mays	56	Chief Executive Officer and Director
Kevin Keough	62	President
Thomas H. King	66	Chief Financial Officer
Larry Mock	74	Director
Mark Downs	57	Director
U. Bertram Ellis, Jr.	66	Director
Carolyn Byrd	72	Director
Karl Krapek	71	Director
Dennis Lockhart	73	Director
Dr. Klaas Baks	47	Director
Kent Mathy	60	Director
Robert Willis	53	Director and Vice Chairman – Capital Markets

Michael Tessler, Chairman of the Board, has served on our board of directors since January 2022. Mr. Tessler was a co-founder of Broadsoft, Inc. (“BroadSoft”), and served as a director of BroadSoft from its inception, and as its President and Chief Executive Officer from December 1998, until its sale to Cisco Systems, Inc. (“Cisco”) in February 2018. Following the sale of BroadSoft, Mr. Tessler served as General Manager of Cisco’s Cloud Calling Business Unit until March 2020, and since April 2020, Mr. Tessler has served as a Managing Partner at True North Advisory, a strategic advisory firm. Prior to co-founding BroadSoft, Mr. Tessler was Vice President of Engineering of Celcore, Inc. (“Celcore”), a wireless equipment company, and the Celcore organization of DSC Communications Corporation, which acquired Celcore in 1997 and which was then acquired by Alcatel USA, Inc. Before joining Celcore, Mr. Tessler held a number of senior management positions at Nortel Networks Corporation and founded and led a services development business unit that helped local exchange carriers build and deploy advanced services on their digital networks. Mr. Tessler currently serves as a non-executive director at BAI Communications, a global communications infrastructure provider, and on the Internet2 Technology Evaluation Center advisory board at Texas A&M University.

Darrell Mays, Chief Executive Officer and Director, has served on our board of directors since July 2017 and was our Chief Executive Officer until September 30, 2020. He was the Founder and Chief Executive Officer of nsoro, a turnkey wireless installation services provider, from 2003 to 2008, which was acquired by MasTec in August 2008. Mr. Mays has served as an executive of MasTec since 2008, during which period the revenues and EBITDA of MasTec’s communications division, of which nsoro is a component, increased to approximately $2.3 billion and $245.0 million in 2016, respectively. Mr. Mays holds a Bachelor of Arts degree in Business from Georgia State University.

Kevin Keough has served as our President since July 2021. Mr. Keough has served as Managing Director, Operations, for Navigation Capital Partners, Inc. (“Navigation”), an Atlanta-based private equity firm, since March 2021. Prior to joining Navigation, from October 2020 to March 2021, Mr. Keough was an independent management consultant, serving clients on a range of consulting engagements. From October 2017 to September 2020, he was the Managing Director and Head of Post-Acquisition for Investcorp’s North American Private Equity Group. Prior to joining Investcorp, from 2006 to September 2017 he had been with Arcapita Investment Management and its predecessor firm, Arcapita Inc., ultimately serving in the role of Managing Director and Global Head of Portfolio Management. Before his move into private equity, Mr. Keough spent seven years as a senior executive with FirstEnergy Corporation, a public energy company headquartered in Akron, Ohio. During this period, he held several corporate strategic planning and shared services roles, and served as President of the Ohio Edison Company. He had been a Management Consultant for ten years in the Cleveland Office of McKinsey & Company, Inc, serving as a partner and leader in the Firm’s North American Energy Practice. Mr. Keough holds an MBA from Stanford Graduate School of Business and a BS in Engineering Mechanics, with honors, from the United States Military Academy at West Point.

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

Lawrence E. Mock, Jr., a former director of Computex, is currently Managing Partner of Navigation, which he founded in partnership with Goldman Sachs in 2006. Mr. Mock also serves as a director of Stratos Management Systems Holdings, LLC, a Delaware limited liability company (“Holdings”). From 1995 to 2006, he served as President and Chief Executive Officer of Mellon Ventures, Inc., which he founded in partnership with Mellon Financial Corporation, to make private equity and venture capital investments in operating companies. From 1983 to 1995, Mr. Mock was Chief Executive Officer of River Capital, Inc., a company he founded. He holds a Master of Science degree from Florida State University and a Bachelor of Arts degree from Harvard College.

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

Robert Willis has served on our board of directors, including as Vice Chairman – Capital Markets, since July 2021. Dr. Willis has served as a Managing Partner of the SPAC Operations Group at Navigation since April 2020. Dr. Willis previously served as the Company’s President from April 2016 until the completion of its initial business combination with Computex in April 2021. Dr. Willis became the President of nsoro in 2007 and served in that capacity until its acquisition by MasTec in 2008 and, following its acquisition, served in an advisory role from 2010 through July 2016. From December 2013 until December 2015, Dr. Willis served as Chairman of U.S. Shale Solutions, Inc., a shale services company which he founded in 2013. Prior to nsoro, Dr. Willis served as Chief Executive Officer of Foxcode Inc., a merchant-banking firm. In July 2004, Dr. Willis founded Gaming VC, S.A., an online gaming enterprise which completed a GBP 81 million initial public offering in London in 2004, and served as a member of its board and as its Finance Director until 2007. Prior to that, Dr. Willis was the founder and Chief Executive Officer of Alpine Computer Systems, Inc., a systems integration engineering company established in the 1980s that grew rapidly and was acquired by Delphi Group plc. in 1996, at which time he became Senior Vice President and Chief Information Officer of the parent company. Dr. Willis was awarded a Doctorate in Humane Letters (Hon.) from Newbury College in Boston, MA, in May 2001.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Ellis, Krapek, Lockhart and Dr. Baks, will expire at the annual meeting of stockholders to be held in 2024. The term of office of the second class of directors, consisting of Ms. Byrd and Messrs. Tessler, Mays and Mock, will expire at the annual meeting of stockholders to be held in 2022. The term of office of the third class of directors, consisting of Mr. Downs, Mr. Mathy and Mr. Willis, will expire at the annual meeting of stockholders to be held in 2023.

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

Nominating Committee

Our nominating committee consists of Messrs. Lockhart, Mathy and Krapek, each of whom is an independent director under Nasdaq’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

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

Compensation Committee

Our compensation committee consists of Messrs. Ellis, Baks and Krapek, each of whom is an independent director under Nasdaq’s listing standards. Mr. Krapek serves as the Chairman of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

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

Item 11. Executive Compensation

Summary compensation table

Prior to the consummation of the Computex Business Combination, none of our officers or directors received compensation for services rendered to us. The following provides, under the scaled reporting rules applicable to smaller reporting companies, an overview of our compensation policies and programs and identifies the elements of compensation for Fiscal Year 2021 and the fiscal year ended December 31, 2020, following the consummation of the Computex Business Combination, with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during 2021, (ii) our two most highly compensated executive officers other than the principal executive officers who were serving as executive officers at December 31, 2021 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2021. Our named executive officers for 2021 were Xavier Williams, our previous Chief Executive Officer until July 24, 2021, Thomas King, our Chief Financial Officer, and Darrell Mays, who served as our Chief Executive Officer until September 2020 and then again starting July 16, 2021.

Name and principal position	Title	Period	Year	Salary ($)		Bonus ($)		Stock Awards ($)		All other compen-sation ($) [6]	Total ($)
Darrell Mays	CEO	July 2021 to present	2021	-		-		-		-	-
		February 2017 to September 2020	2020	20,055		-		-		-	20,055

Thomas King	CFO	April 2020 to present	2021	420,000	[4]	420,000	[5]	538,500	[3]	-	1,378,500
			2020	212,830	[4]	-	[5]	-		-	212,830

Xavier Williams	CEO	October 2020 to July 2021	2021	950,000	[1]	448,767	[2]	1,198,125	[3]	-	2,596,892
			2020	125,000	[1]	750,000	[2]	-		-	875,000

[1]	Represents Mr. Williams’ salary. For 2020, this represents his salary from the start date of October 1, 2020 through December 31, 2020. For 2021, this represents his salary for the period January 1, 2021 until the date of his termination plus severance of $600,000 that was paid in connection with a termination agreement entered into with the Company in July 2021.

[2]	Represents bonus paid to Mr. Williams. For 2020, this represents a one-time sign on bonus of $300,000 and the bonus for 2020 of $450,000, which was paid in 2021. For 2021, this represents the pro-rata share of Mr. Williams’ bonus for 2021, which was paid in 2021.

[3]	Represents RSU awards that were delivered during the respective year times the stock price on or about the date of delivery.

[4]	Represents Mr. Kings’ salary. For 2020, this represents his salary from the start date of April 2020 through December 31, 2020. For 2021, this represents his salary for the full year.

[5]	Represents bonus paid or to be paid to Mr. King. The bonus for 2021 is to be paid in 2022. No bonus was paid to Mr. King for 2020.

[6]	For 2021 and 2020, there were no option awards, non-equity incentive plan amounts, non-qualified deferred compensation earnings or any other compensation for the named executive officers other than as disclosed in the “All other compensation” column in the table above.

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

The American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Plan”) provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other share-based awards. Stock options have a maximum term of ten years from the grant date. As of December 31, 2020, 5,794,500 shares had been authorized for issuance under the Plan, of which 987,000 shares remained available for issuance as of December 31, 2021. The RSUs were issued to certain directors and employees and can only be settled in shares. RSUs awarded to directors are time-based. RSUs issued to nondirectors are 50% time-based and 50% performance-based. Twenty-five percent of the time-based awards vests on each grant date anniversary, while 25% of the performance-based awards vests on December 31st of each year, if the market condition (stock price target) is met. If the market condition attached to the performance-based awards is not met in any year, the eligibility is delayed until the market condition is met, except that the market condition must be met on the third anniversary of the stock price target date.

Employment Agreements

Xavier Williams

The Company entered into an employment agreement with Mr. Williams, our CEO, effective October 1, 2020 on an “at-will” basis. Mr. Williams’ initial base salary was $600,000 per year, subject to annual reviews and potential increases, at the discretion of the Board. Mr. Williams also received a one-time bonus of $300,000 that was paid within 30 days of his employment. Mr. Williams was also entitled to an annual bonus for each full fiscal year during his employment term, with a target bonus equal to 150% of his annual base salary, subject to the achievement of performance objectives to be established by the Board each year. For 2020, Mr. Williams was entitled to receive a minimum cash bonus equal to 75% of his annual base salary. Pursuant to the employment agreement, Mr. Williams received grants of equity awards under the Plan consisting of 500,000 RSUs which was also approved by the Board. Mr. Williams was also entitled to additional annual RSU awards if the Company’s stock price exceeded certain specified targets, as described in the employment agreement.

Mr. Williams’s employment was terminated by the Company without “cause” (as such term is defined in the employment agreement) effective July 24, 2021, and the Company paid to Mr. Williams, in addition to accrued but unpaid salary and benefits, (i) continued payment of base salary for one year, (ii) a pro-rated bonus, and (iii) continued benefits, including health care and life insurance. Mr. Williams released the Company of any claims against the Company and is subject to certain non-compete, non-solicitation, and confidentiality and assignment of inventions obligations to the Company.

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

Name	Award date	Shares underlying RSUs issued	Grant date fair value (1)	Unvested RSUs
Thomas King	4/7/2020	300,000	659,250	225,000
Darrell Mays	10/1/2020	350,000	1,519,000	262,500

Director Compensation

Directors who are employees of the Company do not receive additional compensation for their services as directors or as members of board committees.  Non-employee directors are also not paid any fees in cash. Instead, non-employee directors receive RSUs on the effective dates of their appointments. Twenty five percent of such RSUs vest on the anniversary date of the respective award. The following summarizes the RSUs issued to non-employee directors as of December 31, 2021:

Name	Award date	Shares underlying RSUs issued	Grant date fair value	Unvested RSUs
Larry Mock	4/7/2020	350,000	1,050,000	262,500
Bert Ellis	4/7/2020	60,000	180,000	45,000
Karl Krapek	4/7/2020	60,000	180,000	45,000
Dennis Lockhart	4/7/2020	60,000	180,000	45,000
Carolyn Byrd	3/1/2021	60,000	420,600	60,000
Klass Baks	4/7/2020	60,000	180,000	45,000
Mark Downs	4/7/2020	60,000	180,000	45,000
Kent Mathy	8/1/2020	60,000	255,000	45,000

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

U. Bertram Ellis, Jr.

Dr. Klaas Baks

Karl Krapek

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of our common stock as of March 31, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security or has the right to acquire securities within 60 days, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The calculation of percentage of beneficial ownership is based on 89,566,997 shares of common stock outstanding as of March 31, 2022:

Name	Number of Shares Beneficially Owned(1)		Percent of Common Stock
Directors and Executive Officers of the Company:
Lawrence E. Mock, Jr.(3)	21,173,995	(4)(6)	23.6%
Darrell J. Mays	14,792,930	(2)	15.3%
Kevin Keough	-		-
Thomas H. King	51,811		*
Mark Downs	15,000		*
U. Bertram Ellis, Jr.	563,821		*
Karl Krapek	42,000		*
Dennis Lockhart	42,000		*
Dr. Klaas Baks	42,000		*
Kent Mathy	15,000		*
Dr. Robert Willis	-		-
Carolyn Byrd	-		-
Kevin Keough	-		-
Xavier Williams (resigned August 31, 2021)	187,500		*
Michael Tessler	1,000,000		1.1%
All directors and executive officers as a group (15 individuals)	37,926,057		39.3%
Five Percent or More Holders and Certain Other Holders:
Ribbon Communications Inc.(5)	18,078,221		19.2%
Pensare Sponsor Group, LLC(9)	13,815,858		14.3%
Navigation Capital Partners II, L.P.(6)	10,228,929		11.54%
Hudson Bay Capital Management LP(7)	9,661,377		9.9%
MasTec, Inc.(8)	5,002,060		5.4%

*	Less than 1% of outstanding shares

(1)	Unless otherwise indicated, the business address of each of the persons and entities is 1720 Peachtree Street, Suite 629, Atlanta, GA 30309.

(2)	Includes 556,017 shares of Common Stock held by certain of Mr. Mays’ family members (or affiliated entities) who reside at least part-time with Mr. Mays. Mr. Mays disclaims beneficial ownership of all shares of Common Stock held by his family members. Also includes shares of Common Stock beneficially owned by Pensare Sponsor Group, LLC, as described in footnote (8).

(3)	Mr. Mock holds an economic interest in Pensare Sponsor Group, LLC and a pecuniary interest in the securities held by Pensare Sponsor Group, LLC. Mr. Mock disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(4)	According to the Amendment to Schedule 13D referred to in footnote (6) below, includes (i) 1,783,035 shares of Common Stock held directly by Holdings, (ii) 8,445,894 shares of Common Stock held directly by Navigation Capital, (iii) 905,342 shares of Common Stock held directly by Nobadeer L.P. (“Nobadeer”) and (iv) 10,039,724 shares of Common Stock held directly by Investment Sub.

(5)	According to an Amendment to Schedule 13D filed with the SEC on September 14, 2021 by Ribbon Communications Inc. (“Ribbon”), Ribbon holds 13,700,421 shares of Common Stock and warrants currently exercisable for a total of 4,377,800 shares of Common Stock. The business address of Ribbon is 6500 Chase Oaks Boulevard, Suite 100, Plano, TX 75023.

(6)	According to an Amendment to Schedule 13D filed with the SEC on November 17, 2021, on behalf of (i) Navigation Capital Partners II, L.P., a Delaware limited partnership (“Navigation Capital”), (ii) NCP General Partner II, LLC, a Delaware limited liability company, and the general partner of Navigation Capital (“NCP GP”), (iii) Stratos Management Systems Holdings, LLC, a Delaware limited liability company (“Holdings”), (iv) Navigation Capital Partners SOF I, LLC, a Delaware limited liability company and a direct wholly-owned subsidiary of New SPAC Opps (as defined below) (“Investment Sub”), (v) SPAC Opportunity Fund I, L.P., a Delaware limited liability company (“New SPAC Opps”), (vi) Navigation Capital Partners, Inc., a Delaware corporation which controls New SPAC Opps (“SPAC NCP”), (vii) Lawrence E. Mock, a citizen of the United States of America (“Mr. Mock”) and (x) a manager of NCP GP and (y) an officer that controls SPAC NCP, and (viii) John S. Richardson, a citizen of the United States of America (“Mr. Richardson” and collectively with Navigation Capital, NCP GP, Holdings, Investment Sub, New SPAC Opps, SPAC NCP and Mr. Mock, the “Reporting Persons”) and a manager of NCP GP, (a) Holdings directly owns 1,783,035 shares of Common Stock, (b) Navigation Capital directly owns 8,445,894 shares of Common Stock, and as the controlling member of Holdings, may, pursuant to Rule 13d-3, be deemed to beneficially own 1,783,035 shares of Common Stock directly held by Holdings, (c) NCP GP, as the general partner of Navigation Capital, and Mr. Richardson, as a manager of NCP GP, may, pursuant to Rule 13d-3, be deemed to beneficially own 10,228,929 shares of Common Stock, (d) Investment Sub directly owns 10,039,724 shares of Common Stock, (e) New SPAC Opps, as the sole member of Investment Sub, may, pursuant to Rule 13d-3, be deemed to beneficially own 10,039,724 shares of Common Stock, (f) SPAC NCP, as the manager of New SPAC Opps, may, pursuant to Rule 13d-3, be deemed to beneficially own 10,039,724 shares of Common Stock, and (g) Mr. Mock, as a manager of NCP GP, may, pursuant to Rule 13d-3, be deemed to beneficially own (i) 1,783,035 shares of Common Stock held directly by Holdings and (ii) 8,445,894 shares of Common Stock held directly by Navigation Capital. Mr. Mock, given his ability to control SPAC NCP, may, pursuant to Rule 13d-3, be deemed to beneficially own 10,039,724 shares of Common Stock held directly by Investment Sub. In addition, Nobadeer, an unaffiliated entity of all of the Reporting Persons, except for Mr. Mock, directly holds 905,342 shares of Common Stock. Mr. Mock is the general partner of Nobadeer, and as a result, may be deemed to indirectly beneficially own securities held by Nobadeer, Navigation Capital disclaims beneficial ownership of the securities directly held by Holdings except to the extent of its pecuniary interest therein. Mr. Richardson disclaim beneficial ownership of the securities described above except to the extent of his pecuniary interest therein. New SPAC Opps disclaims beneficial ownership of the securities held directly by Investment Sub except to the extent of its pecuniary interest therein. SPAC NCP disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein. Mr. Mock disclaims beneficial ownership of the securities described above except to the extent of his pecuniary interest therein. The business address of each of these stockholders is 2870 Peachtree Rd NW, Unit 509, Atlanta, GA 30305.

(7)	According to a Schedule 13G filed with the SEC on February 8, 2022 by Hudson Bay Capital Management LP (“HBCM”) and Mr. Sandy Gerber (together with HBCM, the “HB Reporting Persons”), the shares of Common Stock reported assume the exercise of warrants and the conversion of convertible notes held by Hudson Bay Master Fund Ltd. (collectively, the "Securities"), subject to the 9.99% Blocker (as defined below). Pursuant to the terms of the Securities, the HB Reporting Persons cannot exercise or convert such Securities if the HB Reporting Persons would beneficially own, after such exercise or conversion, more than 9.99% of the outstanding shares of Common Stock (the "9.99% Blocker"). The number of shares of Common Stock and percentage reported give effect to the 9.99% Blocker. Consequently, at the time of the filing of the Schedule 13G, the HB Reporting Persons were not able to exercise or convert all of the Securities due to the 9.99% Blocker. HBCM serves as the investment manager to Hudson Bay Master Fund Ltd. (“HBMF”), in whose name the Securities are held, and as such may be deemed to be the beneficial owner of all shares of Common Stock, if any, owned by HBMF, and Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of HBCM. Mr. Gerber disclaims beneficial ownership of the reported securities. The business address of each of the HB Reporting Persons is 28 Havemeyer Place, 2nd Floor, Greenwich, Connecticut 06830.

(8)	According to an Amendment to Schedule 13G filed with the SEC on September 10, 2021 by MasTec, Inc., (“MasTec”), MasTec holds 2,702,060 shares of Common Stock and warrants currently exercisable for a total of 2,300,000 shares of Common Stock. The business address of MasTec is 800 S. Douglas Road, 11th Floor, Coral Gables, FL 33134.

(9)	Includes 7,017,290 shares of Common Stock underlying warrants that are currently exercisable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following paragraph discusses related party transactions that occurred during 2020 and 2021 and/or that are contemplated during 2022 (other than (i) compensation paid or awarded to the Company’s directors, director nominees and executive officers that is required to be discussed, or is exempt from discussion, in the other sections of the annual report on Form 10-K and (ii) equity and Debentures issued in connection with the Computex Business Combination and the Kandy Business Combination, as described elsewhere in the annual report on Form 10-K).

Services provided by Navigation Capital Partners, Inc.

Selling, general and administrative expenses for the year ended December 31, 2021 and the Successor period April 7, 2020 to December 31, 2020 include $600,000 and $150,000 respectively, related to consulting services provided by Navigation, a significant stockholder and an affiliate of certain of our directors. These amounts relate to an agreement entered into effective October 1, 2020 whereby Navigation provides capital markets advisory and business consulting services to the Company for a fee of $50,000 per month. As of December 31, 2021, no payments were required to be paid, and therefore, accounts payable and accrued expenses as of December 31, 2021 include $750,000 in connection therewith.

In addition, the Company’s President, Kevin Keough, and Mr. Robert Willis, a company director and Vice Chairman of Capital Markets provided such services to the Company via Navigation. Accordingly, Mr. Keough and Mr. Willis did not receive any direct compensation from the Company between July 21, 2021 (the effective date of their appointment) and December 31, 2021. Instead, Mr. Keough and Mr. Willis were compensated by Navigation. In consideration for such services provided by Navigation to the Company, Navigation was granted 300,000 RSUs that vest over four years, which is being expensed over 4 years, similar to time-based RSUs granted to directors in lieu of director’s fees. With respect to such RSU’s issued to Navigation, selling, general and administrative expenses include stock compensation expenses of $302,000 during the year ended December 31, 2021.

Transactions with Ribbon.

Pursuant to a transition services agreement entered into with Ribbon, a significant stockholder, in connection with the acquisition of Kandy, accounts payable and accrued expenses as of December 31, 2021 include $799,000 due to Ribbon for professional fees provided and certain software and other support. Prepaid expenses and other current assets as of December 31, 2021 include $190,000 due from Ribbon for collections in excess of reimbursable expenses. Also, trade receivables, net as of December 31, 2021 include $2,511,000 due from Ribbon.

Included in the consolidated statement of operations are certain revenues for services provided to Ribbon, certain expenses for services provided by Ribbon and certain expenses for rental of office space from Ribbon. The expenses for services provided by Ribbon relate primarily to professional services provided by Ribbon as part of the transition services agreement and, to a lesser extent, to certain software support purchased from Ribbon. Details of such revenue and expenses are included in the Company’s consolidated financial statements included elsewhere in this Form 10-K.

The 2021 Note

A subordinated Note, which is secured by a related party, is separately identified on the consolidated balance sheet. The related interest expense of $736,000 is included in “Interest expense – related parties” in the consolidated statement of operations for the year ended December 31, 2021 and is also included in “Accounts payable and accrued expenses” on the consolidated balance sheet as of December 31, 2021. The Note was repaid in full on March 15, 2022 out of proceeds received from the sale of Computex.

Services provided by True North Advisory LLC

On January 21, 2022, the Company entered into a Services Agreement (the “Services Agreement”) with True North Advisory LLC (“True North”), a company affiliated with Michael Tessler, the Chairman of the Company’s board of directors.

Pursuant to the Services Agreement, among other things, True North will provide strategic advice with respect to the Company’s business as requested by the Company from time to time, for a fee of $25,000 per month, plus reimbursement for out-of-pocket expenses. The Services Agreement has an initial term of three months, after which it will continue on a month-to-month basis until terminated by either party on 30 days’ prior notice. The Services Agreement contains customary mutual provisions regarding confidentiality and ownership of intellectual property.

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

Item 14. Principal Accountant Fees and Services.

As of March 9, 2022, the aggregate fees billed to our Company by UHY LLP for the years ended December 31, 2021 and 2020 were as follows:

Fees Billed by UHY LLP	Year Ended December 31, 2021	Year Ended December 31, 2020
Audit Fees(1)	$405,473	$381,732
Audit-Related Fees(2)	$-	$36,388
Tax Fees(3)	$-	$92,935
All Other Fees(4)	$-	$-
Total	$405,473	$511,055

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and for the reviews of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for the applicable quarters of the fiscal year.

(2)	Audit-Related Fees consist of all fees incurred related to various SEC filings, consents and proformas.

(3)	Tax Fees consist of fees incurred for tax compliance, planning and advisory services and due diligence in connection with planned acquisitions.

(4)	All Other Fees consist of products and services provided, other than the products and services described in the other rows of the foregoing table.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(2)	Business Combination Agreement, dated as of July 24, 2019, by and among Pensare Acquisition Corp., Tango Merger Sub Corp., Stratos Management Systems Holdings, LLC, and Stratos Management Systems, Inc.
2.2(3)	Amendment No. 1 to the Business Combination Agreement, dated as of December 20, 2019, by and among Pensare Acquisition Corp., Tango Merger Sub Corp., Stratos Management Systems Holdings, LLC, and Stratos Management Systems, Inc.
2.3(4)	Amendment No. 2 to the Business Combination Agreement, dated as of April 3, 2019, by and among Pensare Acquisition Corp., Tango Merger Sub Corp., Stratos Management Systems Holdings, LLC, and Stratos Management Systems, Inc.
2.4(7)	Purchase Agreement, dated August 5, 2020, by and among American Virtual Cloud Technologies, Inc., Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and Ribbon Communications International Limited.
2.5(11)	Amended and Restated Purchase Agreement, dated December 1, 2020, by and among American Virtual Cloud Technologies, Inc., Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and Ribbon Communications International Limited
3.1(5)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
3.3(4)	Second Amended and Restated Certificate of Incorporation.
4.1(1)	Warrant Agreement, dated as of July 27, 2017, between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
4.2(11)	Form of Debenture
4.3(11)	Form of Warrant
4.4(15)	Specimen Common Stock Certificate

4.5(14)	Form of Indenture
4.6(17)	Series A Warrant, dated November 5, 2021
4.7(17)	Series B Warrant, dated November 5, 2021
4.8(19)	Form of Monroe Warrant.
4.9(19)	Series C Warrant, dated December 2, 2021.
4.10(21)	Series D Warrant, dated December 15, 2021.
4.11(21)	Certificate of Designation of Series A Convertible Preferred Stock, filed December 13, 2021
10.1(h)(1)	Letter Agreement, dated July 27, 2017, among Jose Mas, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(i)(1)	Letter Agreement, dated July 27, 2017, among Darrell J. Mays, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(j)(1)	Letter Agreement, dated July 27, 2017, among Lawrence E. Mock, Jr., Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(k)(1)	Letter Agreement, dated July 27, 2017, among Suzanne Shank, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(l)(1)	Letter Agreement, dated July 27, 2017, among Rayford Wilkins, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(m)(1)	Letter Agreement, dated July 27, 2017, among Dr. Robert Willis, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.2(1)	Investment Management Trust Agreement, dated July 27, 2017, between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.3(1)	Stock Escrow Agreement, dated July 27, 2017 by and among Pensare Acquisition Corp., Continental Stock Transfer & Trust Company, Pensare Sponsor Group, LLC and the other parties thereto.
10.4(1)	Registration Rights Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and the other parties thereto.
10.5(a) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and MasTec, Inc.
10.5(b) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Pensare Sponsor Group, LLC.
10.5(c) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.6(1)	Administrative Services Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Pensare Sponsor Group, LLC.
10.7(1)	Right Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.8(1)	Letter Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.9(1)	Form of Unit Purchase Option.
10.10(6)	Form of Indemnification Agreement for officers, directors and special advisors.
10.11(4)	Securities Purchase Agreement, dated as of April 3, 2020.
10.12(7)	Voting Agreement, dated August 5, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Pensare Sponsor Group, LLC.
10.13(7)	Voting Agreement, dated August 5, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Stratos Management Systems Holdings, LLC.
10.14(8)	Employment Agreement between the Company and Xavier Williams.
10.15(9)	Fifth Amendment to Credit Agreement, dated November 13, 2020.
10.16(10)	Services Agreement, dated as of March 4, 2021, between American Virtual Cloud Technologies, Inc., and Navigation Capital Partners, Inc.
10.17(11)	Employment Agreement between the Company and Michael Dennis.
10.18(11)	Employment Agreement between the Company and Thomas King.

10.19(11)	Form of Guaranty of Debentures
10.20(11)	Amended and Restated Voting Agreement, dated December 1, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Pensare Sponsor Group, LLC.
10.21(11)	Amended and Restated Voting Agreement, dated December 1, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Stratos Management Systems Holdings, LLC
10.22(11)	Investor Rights Agreement, dated December 1, 2020, by and among American Virtual Cloud Technologies, Inc., Ribbon Communications Inc., Pensare Sponsor Group, LLC and Stratos Management Systems Holdings, LLC
10.23(11)	Securities Purchase Agreement, dated December 1, 2020, by and between American Virtual Cloud Technologies, Inc. and SPAC Opportunity Partners Investment Sub LLC
10.24(11)	Amendment and Joinder to Registration Rights Agreement, dated December 1, 2020, by and among American Virtual Cloud Technologies, Inc. and the Holders Party thereto
10.25(11)	Sixth Amendment to Loan Documents, dated as of December 1, 2020
10.26(12)	Seventh Amendment to Loan Documents, dated as of June 24, 2021.
10.27(13)	Separation Agreement and Release between the Company and Xavier Williams.
10.29(16)	Securities Purchase Agreement, dated as of November 2, 2021
10.30(17)	Registration Rights Agreement, dated November 5, 2021
10.31(19)	Credit Agreement, dated December 2, 2021
10.32(19)	Amendment and Waiver, dated December 2, 2021
10.1(19)	Credit Agreement, dated December 2, 2021.
10.2(19)	Registration Rights Agreement, dated December 2, 2021.
10.3(19)	Amendment and Waiver, dated December 2, 2021.
10.4(19)	Form of Voting Agreement.
10.5(19)	Subscription Agreement, dated December 2, 2021.
10.6(19)	Amended and Restated Promissory Note, dated December 2, 2021.
10.1(20)	Securities Purchase Agreement, dated as of December 13, 2021
10.1(21)	Registration Rights Agreement, dated December 15, 2021.
14(6)	Code of Ethics.
21.1*	List of subsidiaries.
23.1*	Consent of UHY, LLP.
99.1(6)	Audit Committee Charter.
99.2(6)	Compensation Committee Charter.
99.3(6)	Nominating Committee Charter.
99.4(22)	Waiver, dated December 28, 2021.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema Document.
101.CAL***	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB***	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE***	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith.

***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 2, 2017.

(2)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 30, 2019.

(3)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 30, 2019.

(4)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 7, 2020.

(5)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 30, 2019.

(6)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on July 24, 2017.

(7)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 11, 2020.

(8)	Incorporated by reference to an exhibit to the Company’s Form current report on Form 8-K filed with the SEC on September 16, 2020.

(9)	Incorporated by reference to an exhibit to the Company’s Form 10-Q, filed with the SEC on November 16, 2020.

(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on March 5, 2021.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on December 7, 2020.

(12)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on June 25, 2021.

(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on July 22, 2021.

(14)	Incorporated by reference to an exhibit to the Company’s Form S-3/A, filed with the SEC on August 25, 2021.

(15)	Incorporated by reference to an exhibit to the Company’s Form S-1, filed with the SEC on April 29, 2020.

(16)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on November 3, 2021.

(17)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on November 8, 2021.

(19)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on December 3, 2021.

(20)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on December 13, 2021.

(21)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on December 16, 2021.

(22)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on December 29, 2021.

Item 16. Form 10-K Summary

None

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

INDEX TO FINANCIAL STATEMENTS

Audited Financial statements

Report of Independent Registered Public Accounting Firm (PCAOB ID: 1195)	F-2
Financial Statements
Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Consolidated Statements of Operations for the Successor Year Ended December 31, 2021, the Successor Period from April 7, 2020 to December 31, 2020, and the Predecessor Period from January 1, 2020 to April 6, 2020	F-4
Consolidated Statements of Changes in Stockholders’ Equity for the Predecessor Period from January 1, 2020 to April 6, 2020, the Successor Period from April 7, 2020 to December 31, 2020 and the Successor Year Ended December 31, 2021	F-5
Consolidated Statements of Cash Flows for the Successor Year Ended December 31, 2021, the Successor Period from April 7, 2020 to December 31, 2020, and the Predecessor Period from January 1, 2020 to April 6, 2020	F-6
Notes to Consolidated Financial Statements	F-7 – F-41

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

American Virtual Cloud Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated Successor balance sheets of American Virtual Cloud Technologies, Inc. (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the Successor year ended December 31, 2021, the Successor period April 7, 2020 through December 31, 2020, the Predecessor period January 1, 2020 through April 6, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the Successor year ended December 31, 2021, the Successor period April 7, 2020 through December 31, 2020, and the Predecessor period January 1, 2020 through April 6, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Melville, New York

April 15, 2022

PCAOB ID Number 1195

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, or as otherwise noted)

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash	$31,119	$9,944
Restricted cash	-	561
Trade receivables, net (including related party amount of $2,511 at December 31, 2021)	9,137	3,810
Prepaid expenses and other current assets	2,192	662
Assets held for sale - current (See Note 5)	27,775	21,023
Total current assets	70,223	36,000
Property and equipment, net	4,753	3,039
Goodwill	10,468	24,144
Other intangible assets, net	-	18,071
Assets held for sale - noncurrent (See Note 5)	31,258	71,753
Other noncurrent assets	1,269	-
TOTAL ASSETS	$117,971	$153,007

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses (including related party amounts of $2,285 and $1,542, respectively)	$17,082	$10,341
Deferred revenue (including related party amount of $41 as of December 31, 2021)	82	271
Current portion of notes payable and capital leases	26,393	216
Subordinated promissory note - related party	5,000	-
Subordinated promissory note - other	-	500
Liabilities associated with assets held for sale - current (See Note 5)	29,237	43,072
Total current liabilities	77,794	54,400
Long-term liabilities
Notes payable and capital leases (net of current portion and deferred financing fees)	11	104
Convertible Debentures, net of discount - related parties	-	31,969
Convertible Debentures, net of discount and deferred financing fees	-	9,675
Warrant liabilities	39,162	5,303
Deferred tax liability	-	3,459
Liabilities associated with assets held for sale - noncurrent (See Note 5)	102	928
Total long-term liabilities	39,275	51,438
Total liabilities	117,069	105,838

Commitments and contingent liabilities (see note 17)

Stockholders’ equity:
Successor:
Preferred stock, $0.0001 par value; 5,000,000 authorized; none outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 88,584,773 and 19,753,061 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	9	2
Additional paid-in capital	204,721	90,828
Accumulated deficit	(203,828)	(43,661)
Total stockholders’ equity	902	47,169
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$117,971	$153,007

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, or as otherwise noted)

	Year	April 7, 2020	January 1, 2020
	Ended	through	through
	December 31, 2021	December 31, 2020	April 6, 2020
	Successor	Successor	Predecessor

Revenues:
Managed and professional services	$3,119	$314	$-
Cloud subscription and software (including related party amount of $2,437 for the year ended December 31, 2021)	16,930	1,383	-
Total revenues	20,049	1,697	-

Cost of revenue (including related party amount of $1,570 and $126, respectively)	16,181	1,263	-

Gross profit	3,868	434	-
Impairment of goodwill and other intangible assets (Note 3)	28,995	-
Research and development (including related party amount of $331 and $33, respectively)	17,916	1,285	-
Selling, general and administrative (including related party amount of $3,458 and $352, respectively)	36,405	12,445	-

Loss from continuing operations	(79,448)	(13,296)	-

Other (expense) income
Change in fair value of warrant liabilities	(19,608)	(3,625)	-
Interest expense - related parties	(14,958)	(6,899)	-
Interest expense	(16,747)	(1,611)	-
Other (expense) income	(93)	3	-
Total other expenses	(51,406)	(12,132)	-

Net loss from continuing operations before income taxes	(130,854)	(25,428)	-

Provision for income taxes	-	-	-

Net loss from continuing operations, net of tax	(130,854)	(25,428)	-

Loss on discontinued operations, net of tax (Note 1)	(30,532)	(148)	(1,589)

Net loss	$(161,386)	$(25,576)	$(1,589)

Basic and diluted loss per common share
Loss from continuing operations	$(3.67)	$(1.29)	$-
Loss from discontinued operations	(0.86)	(0.01)	(1,587.30)
Loss per common share	$(4.53)	$(1.30)	$(1,587.30)

Weighted average shares outstanding - basic and diluted	35,640,669	19,690,509	1,000

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data, or as otherwise noted)

	For the period January 1, 2020 through April 6, 2020
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Predecessor
Balance, January 1, 2020	1,000	$-	$18,717	$(10,924)	$7,793
Net loss	-	-	-	(1,589)	(1,589)
Balance, April 6, 2020	1,000	$-	$18,717	$(12,513)	$6,204

	For the period April 7, 2020 through December 31, 2020
	Common Stock		Additional Paid-In	Accumulated	Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Successor
Balance, April 7, 2020	7,932,977	$1	$-	$(17,081)	$(17,080)
Conversion of rights (previously issued in the IPO) into shares	3,105,000	-	-	-	-
Issuance of shares in connection with the acquisition of Computex (as defined in Note 1)	8,189,490	1	24,567	-	24,568
Additional shares issued in connection with the acquisition of Computex (working capital adjustment)	117,231	-	557	-	557
Issuance of shares in exchange for services	500,000	-	1,500	-	1,500
Deferred underwriting fees relating to IPO	-	-	(3,000)	-	(3,000)
Debenture discount relative to fair value of warrants and beneficial conversion feature	-	-	64,715	-	64,715
Redemption of shares held in trust	(91,637)	-	-	(1,004)	(1,004)
Share-based compensation	-	-	2,489	-	2,489
Net loss	-	-	-	(25,576)	(25,576)
Balance, December 31, 2020	19,753,061	$2	$90,828	$(43,661)	$47,169

	For the period January 1, 2021 through December 31, 2021
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Successor
Balance, January 1, 2021	19,753,061	$2	$90,828	$(43,661)	$47,169
Sale of common stock, preferred stock and Series D Warrants	7,840,000	1	23,199	-	23,200
Less fair value of Preferred Stock	-	-	(12,456)	-	(12,456)
Less fair value of Series D warrants	-	-	(9,844)	-	(9,844)
Sale of common stock, Series A and Series B warrants	2,500,000	-	4,585	-	4,585
Less fair value of Series A and Series B Warrants	-	-	(3,175)	-	(3,175)
Common stock issued on exercise of Series B Warrants	3,333,334	-	8,171	-	8,171
Common stock issued on exercise of Series C Warrants	1,500,000	-	1,545	-	1,545
Common stock issued on conversion of Preferred Stock	7,785,000	1	12,455	-	12,456
Common stock issued on conversion of Debentures	38,811,223	4	109,691	-	109,695
Common stock issued on conversion of Penny Warrants	6,243,308	1	1	-	2
Cumulative effect of accounting change related to adoption of ASU 2020-06 (See Note 3)	-	-	(36,983)	1,219	(35,764)
Debenture discount relative to fair value of warrants	-	-	9,223	-	9,223
Vested and delivered RSUs	975,000	-	-	-	-
Shares repurchased for tax withholding	(156,153)	-	(1,148)	-	(1,148)
Share-based compensation	-	-	8,629	-	8,629
Net loss	-	-	-	(161,386)	(161,386)
Balance, December 31, 2021	88,584,773	$9	$204,721	$(203,828)	$902

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year	April 7, 2020	January 1, 2020
	Ended	through	through
	December 31, 2021	December 31, 2020	April 6, 2020
	Successor	Successor	Predecessor
Cash Flows from Continuing Operations
Net loss from continuing operations	$(130,854)	$(25,428)	$-
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Impairment of goodwill and other intangible assets	28,995	-	-
Depreciation	1,275	112	-
Amortization of intangible assets	2,752	229	-
Amortization of Convertible Debenture discount	9,253	4,717	-
Interest on convertible debt paid-in-kind	8,257	3,695	-
Share-based compensation	8,629	2,489	-
Change in fair value of warrant liabilities	19,608	3,625	-
Amortization and write-off of deferred financing costs	1,143	-	-
Noncash financing fees	5,948	-	-
Loss on disposal of property and equipment	2	-	-
Changes in operating assets and liabilities:
Accounts receivable	(5,327)	(262)	-
Prepaid expenses and other current assets	(1,530)	(491)	-
Accounts payable and accrued expenses	6,761	(3,304)	-
Deferred revenue	(189)	77	-
Other	(2,075)	(13)	-
Net cash used in continuing operating activities	(47,352)	(14,554)	-
Cash Flows from Continuing Investing Activities:
Cash from the acquisition of Computex (See Note 4)	-	269	-
Purchase of property and equipment	(2,990)	(52)	-
Proceeds from sale of property and equipment	1	-	-
Deferred development costs	(931)	-	-
Net cash (used in) provided by continuing investing activities	(3,920)	217	-
Cash Flows from Continuing Financing Activities:
Net change in line of credit	(7,355)	-	-
Payment of taxes from withheld shares	(1,148)	-	-
Debt repayments (including capital lease obligations and Promissory Note)	(6,525)	(21)	-
Proceeds from issuance of promissory note - related party	5,000	-	-
Proceeds from issuance of debt	27,000	-	-
Proceeds from issuance of Convertible Debentures (See Note 10)	24,000	23,103	-
Proceeds from issuance of securities	27,784	1,500	-
Proceeds from exercise of warrants	5,002	-
Redemption of shares held in trust	-	(1,004)	-
Payment of deferred financing fees	(1,872)	-	-
Net cash provided by continuing financing activities	71,886	23,578	-

Cash Flows from Discontinued Operations
Net cash used in operating activities	5,148	(889)	(1,581)
Net cash used in investing activities	(1,012)	(857)	(157)
Net cash provided by financing activities	-	1,137	1,989
Net cash provided by (used in) discontinued operations	4,136	(609)	251

Net change in cash and restricted cash	24,750	8,632	251
Cash and restricted cash, beginning of period	10,505	1,873	18
Cash and restricted cash, end of period	$35,255	$10,505	$269
Supplemental Disclosures about Cash Flow Information
Cash paid for interest	$1,058	$677	$384
Cash paid (refunds received) for income taxes	$266	$10	$(4)
Supplemental Schedule of Noncash Investing and Financing Activities
Noncash conversion of Debentures to common stock	$109,695	$-	$-
Fair value of Penny Warrants related to the issuance of ConvertibleDebentures	$9,223	$27,732	$-
Noncash acquisition of Computex in exchange for common stock,Convertible Debentures and assumed debt	$-	$61,768	$-
Noncash acquisition of Computex in exchange for Convertible Debentures	$-	$43,778	$-
Promissory note - related party, exchanged for Convertible Debentures	$-	$8,566	$-
Deferred underwriting fees settled via the issuance of common stock and the issuance of subordinated promissory note	$-	$3,000	$-
Capital expenditures included in accounts payable and accrued expenses	$64	$42	$125
Noncash conversion of Series A Preferred to common stock	$12,456	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

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

For accounting purposes, both Computex and Kandy were considered the acquirees, and the Company was considered the acquirer. The acquisitions were accounted for using the acquisition method of accounting. See Notes 3 and 4 for additional information.

On January 27, 2022, the Company announced that it had executed a definitive agreement to sell Computex, which would complete the Company’s transition to a pure-play cloud communications and collaboration company, centered on the Kandy platform. As a result, Computex was classified as held for sale as of December 31, 2021 and its operations are classified as discontinued operations. In connection with the planned sale of Computex, we recorded a noncash goodwill impairment charge of $32,100 during the year ended December 31, 2021 which represents the excess of the carrying value of the Computex reporting unit over the expected sale proceeds less costs to sell. On March 15, 2022, the Computex sale was consummated.

Unless otherwise noted, discussion in these Notes to Consolidated Financial Statements refers to our continuing operations. Refer to Note 5, Assets held for sale and operations classified as discontinued operations, for additional information.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

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

Covid-19

The novel strain of coronavirus (“COVID-19”) continues to significantly impact local, regional, and global economies, businesses, supply chains, production and sales across a range of industries. The extent of its impact on our operational and financial performance is uncertain and difficult to predict and we remain cautious about the global recovery

To protect the health and safety of our employees, our daily execution has evolved into a largely virtual model. However, we have found ways to continue to engage with and assist our customers and partners as they work to navigate the current environment. We will continue to monitor the current environment and may take further actions that may be required by federal, state or local authorities or that we determine to be in the interests of our employees, customers, and partners.

2. Liquidity

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under credit agreements. From time to time, the Company may also choose to access the debt and equity markets to fund acquisitions to diversify its capital sources. The Company’s current principal capital requirements are to fund working capital and make investments in line with its business strategy.

On December 2, 2021, the Company entered into the Credit Agreement with Monroe for a $27,000 Credit Facility (as such terms are defined in Note 9), part of which was used to pay off amounts owing under the Prior Credit Agreement (as defined in Note 9) which was assumed as part of the acquisition of Computex. The remainder of the proceeds from the Credit Facility were scheduled to be used for working capital and general business purposes. However, on March 1, 2022, all amounts owing under the Credit Agreement were repaid from the proceeds of a securities sale executed on March 1, 2022 and cash on hand. The terms of the Credit Agreement are discussed in Note 9.

On January 27, 2022, the Company announced that it had executed a definitive agreement to sell Computex, which would complete the Company’s transition to a pure-play cloud communications and collaboration company, centered on its Kandy platform. On March 15, 2022, the sale of Computex was consummated. Previously, proceeds from the sale along with some of the cash on hand were initially scheduled to be used to pay off the amounts owing under the Credit Agreement. However, the Credit Agreement was repaid on March 1, 2022, which was prior to the sale of Computex. Accordingly, net proceeds from the sale of Computex, after payment of closing obligations and amounts owed under the Subordinated Note – Related Party are being used for working capital and general business purposes.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

In addition, as more fully discussed in Note 10, in November and December 2021, the Company completed the sale of certain securities, including the sale of common stock, Series A Preferred and certain warrants. The Company also completed certain share registrations. Certain of the warrants were exercised soon after they were issued, thereby providing additional capital.

As of December 31, 2021, the Company had unrestricted cash of $35,255 in its operating bank accounts. Working capital deficit as of December 31, 2021 was $7,571, primarily as a result of the classification of certain debt as current, including the Credit Agreement. The working capital deficit as of December 31, 2020 was $18,400.

As more fully discussed in Note 18, subsequent to December 31, 2021, the Company sold additional securities for net cash proceeds of approximately $13,820, which, along with cash on hand, were used to repay all amounts owing under the Credit Agreement. Also, on April 14, 2022, the Company executed the sale of additional securities to a buyer that owns greater than 5% of the Company’s common stock, which, when funded, is expected to provide additional proceeds of $10,000 before closing costs. See Note 18 for further discussion of such securities.

The Company believes that cash on hand, as well as proceeds from planned equity and executed debt offerings will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. However, there is no assurance that future funding will be available if and when required or at terms acceptable to the Company. This projection is based on the Company’s current expectations regarding product sales and service, cost structure, cash burn rate and other operating assumptions.

3. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

See Note 5, Assets held for sale and operations classified as discontinued, for additional information.

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

Determining fair values of certain assets acquired and liabilities assumed requires the exercise of judgment and often involves the use of significant estimates and assumptions. See Note 4 for a discussion of the fair value estimates utilized in the allocation of the Computex and Kandy purchase prices.

The Company has reclassified certain prior year amounts, including the results of discontinued operations and reportable segment information, to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes pertain to continuing operations. See Note 5 for information on discontinued operations.

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

December 31, 2021

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales (or revenues) and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that estimates made as of the date of the financial statements could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, revenue recognition, estimates of impairment on long-lived assets, allowance for doubtful accounts, recognition and measurement of income tax assets, valuation of share-based compensation, the valuation of net assets acquired and the identification and measurements inherent in the classification of certain components of our operations as discontinued operations.

Discontinued Operations

The Company classifies assets and liabilities of a business or asset group as held for sale, and the results of its operations as income (loss) from discontinued operations, net, for all periods presented, when it commits to a plan to divest a business or asset group, actively begin marketing it for sale, the sale is deemed probable of occurrence within the ensuing twelve months, and the business or asset group reflects a strategic shift that has, or will have, a major effect on the Company’s operations and its financial results. In measuring the assets and liabilities held for sale, the Company evaluates which businesses or asset groups are being marketed for sale. Upon designation as held for sale, the Company records the carrying value of the assets at the lower of the carrying value or estimated fair value, less costs to sell. Fair value is determined based on external data available or management’s estimates, depending upon the nature of the assets and liabilities.

The results of discontinued operations, as well as any gain or loss on the disposal transaction, are presented separately, net of tax, from the results of continuing operations for all periods presented. The revenue and expenses included in the results of discontinued operations are the revenue and direct operating expenses incurred by the discontinued component that may be reasonably segregated from the revenue and costs of the ongoing operations of the Company. The assets and liabilities for the Computex business have been accounted for as assets and liabilities held for sale in the consolidated balance sheets and the operating results have been included in discontinued operations in the consolidated statements of operations. The prior periods have been adjusted to reflect the assets and liabilities held for sale and discontinued operations.

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

December 31, 2021

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

December 31, 2021

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

When services do not meet certain service levels of commitments, customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. The Company historically has not experienced any significant incidents affecting the defined levels of reliability and performance as required by its subscription contracts. Therefore, the variable consideration has been insignificant and there are no reserves for such service credits as of December 31, 2021.

The Company also recognizes revenue for term-based software licenses and has concluded that its software licenses are functional intellectual property that are distinct, as the user can benefit from the software on its own. The software license revenue is typically recognized upon transfer of control or when the software is made available for download, as this is the point at which the user of the software can direct the use of, and obtain substantially all of the remaining benefits from, the functional intellectual property.

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

Cash, cash equivalents and restricted cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. Restricted cash at December 31, 2020 consisted of the balance of amounts that were placed in escrow in connection with a previous amendment to its Prior Credit Agreement, which were to be applied to interest payments. Amounts owing under the Prior Credit Agreement were repaid during the year ended December 31, 2021.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

Trade receivables, net

Trade receivables arise from granting credit to customers in the normal course of business, are unsecured and are presented net of an allowance for doubtful accounts. The allowance is based on a number of factors, including the length of time the receivable is past due, the Company’s previous loss history, the customer’s current ability to pay, and the general condition of the economy and industry as a whole. Depending on the customer, payment is due within 30, 60 or 90 days after the customer receives an invoice. Accounts that are more than 45 days past due are individually analyzed for collectability. When all collection efforts have been exhausted, the accounts are written off. Historically, the Company has not suffered significant losses with respect to its trade receivables. The allowance for doubtful accounts was approximately $147 and $13 at December 31, 2021 and 2020, respectively.

Inventories

Inventories, which consist of purchased components for resale, are valued at the lower of average cost (which approximates the first-in, first-out method) and net realizable value. The need for an inventory obsolescence reserve is based on an evaluation of slow-moving or obsolete inventory. No obsolescence reserve was deemed necessary at December 31, 2021 or December 31, 2020.

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

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. The recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows expected to be generated by that asset group. If the asset or asset group is considered to be impaired, an impairment loss is recorded to adjust the carrying amounts to the estimated fair value. During the year ended December 31, 2021, the Company recorded impairment of intangible assets of $15,319 relating to the Kandy reporting unit based on a comparison of the reporting unit’s fair value with its carrying value. The excess of the carrying value of the reporting over the estimated fair value was first allocated to the intangibles and then to goodwill. Fair value was determined using the income approach.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates. As of December 31, 2021, the Company had two operating segments and two reporting units for the purpose of evaluating goodwill impairment.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. If, based on the qualitative test, the Company determines that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, then we evaluate goodwill for impairment by comparing the fair value of each of our reporting unit to its respective carrying value, including its goodwill. If it is determined that it is “not likely” that the fair value of the reporting unit is less than its carrying value, then no further testing is required.

The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. Fair values may be determined using a combination of both income and market-based approaches.

As indicated in Note 1, in connection with the planned sale of Computex, the Company recorded a noncash goodwill impairment charge of $32,100 during the year ended December 31, 2021, which represents the excess of the carrying value of the Computex reporting unit over the expected sale proceeds less costs to sell. As indicated above, impairment of Kandy’s goodwill was also recorded during the year ended December 31, 2021. Goodwill impairment of the Kandy reporting unit was $13,676.

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

Research and development

The Company incurs software development costs to enhance, improve, expand and/or upgrade certain proprietary software in an agile software environment with releases broken down into several iterations called sprints. Such software development costs, research and development costs, and any new product development costs, are expensed as incurred, and include personnel-related costs, depreciation related to engineering and test equipment, allocated costs of facilities and information technology, outside services and consultant costs, supplies, software tools and product certification.

Software developed for internal use is capitalized. Capitalization ceases and amortization starts when the software is ready for its intended use.

Warrants

Warrants issued by the Company are evaluated under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815-40, Derivatives and Hedging—Contracts in an Entity’s Own Equity, to determine whether they meet the criteria to be accounted for as liabilities or as stockholders’ equity. If the Company determines that they should be accounted for as liabilities, then they are recorded at fair value on the issuance dates with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date. Changes in the fair values of the Company’s warrants may be material to the Company’s future operating results.

Series A, Series B, Series C, Series D and Monroe Warrants

As more fully discussed and defined in Note 10, in November and December 2021, the Company issued certain Series A, Series B, Series C, Series D and Monroe Warrants in a series of transactions, which were determined to qualify for treatment under ASC 480.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

Public Warrants, Private Placement Warrants and EBC Warrants issued in 2017

On July 27, 2017, the Company entered into certain Warrant Purchase Agreements with each of Pensare Sponsor Group, LLC, a Delaware limited liability company (the “Sponsor”), MasTec, Inc., a Florida corporation, and EarlyBirdCapital, Inc., (“EBC”) a Delaware corporation (together with the Sponsor and MasTec, Inc., the “Purchasers”), pursuant to which the Purchasers, in connection with and simultaneously with the closing of the Company’s initial public offering (the “IPO”), purchased an aggregate of 10,512,500 warrants, including the full over-allotment amount, (the “2017 Private Placement Warrants”) at a purchase price of $1.00 per Warrant.

On or about August 1, 2017, in the IPO, the Company sold units of the Company’s equity securities, each such unit consisting of one share of Common Stock, one-half of one Public Warrant and one-tenth of one right to acquire one share of Common Stock (the “Units”) and, in connection therewith, issued and delivered 15,525,000 warrants to public investors in the Offering (the “Public Warrants”). In addition, at that time, there were 675,000 warrants underlying unit purchase options granted to EBC or its designees (the “2017 EBC Warrants”). The 2017 EBC Warrants, together with the 2017 Private Placement Warrants and the Public Warrants are referred to as the “2017 Warrants.” Each whole Warrant entitles the holder thereof to purchase one share of common stock of the Company for $11.50 per share, subject to adjustments. In addition to the 675,000 warrants, the unit purchase options, which expire in July 2022, entitle the holders to receive 1,485,000 shares of common stock for an exercise price of $10 per unit.

As of December 31, 2021, 15,525,000 Public Warrants and 10,512,500 of the 2017 Private Placement Warrants remained outstanding. Also, as of December 31, 2021, the 2017 EBC Warrants totaled 675,000.

The 2017 Private Placement Warrants and the 2017 EBC Warrants, if appropriately exercised, are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial Purchasers or their permitted transferees. The 2017 Public Warrants and any 2017 Private Placement Warrants or 2017 EBC Warrants that are transferred to nonpermitted transferees are redeemable at the option of the Company and are not exercisable on a cashless basis.

The Company evaluated the 2017 Warrants under ASC 815-40, Derivatives and Hedging—Contracts in an Entity’s Own Equity, and concluded that the 2017 Private Placement Warrants and 2017 EBC Warrants did not meet the criteria to be classified in stockholders’ equity. A recent SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because a holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision precludes the 2017 Private Placement Warrants and the 2017 EBC Warrants from being classified in equity and therefore the 2017 Private Placement Warrants and the 2017 EBC Warrants are classified as liabilities at fair value, with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date.

The fair values of the 2017 Private Placement Warrants and the 2017 EBC Warrants were determined using the Black-Scholes model in which the following weighted average assumptions were used for the valuations performed as of December 31, 2021 and December 31, 2020:

	December 31, 2021	December 31, 2020
stock price volatility	70%	37%
exercise price	$11.50	$11.50
discount rate	0.9577%	0.3240%
remaining useful life (in years)	3.11	4.64
stock price	$2.43	$4.43

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

Income taxes

Income taxes are accounted for under the asset and liability method pursuant to ASC Topic 740, Income Taxes (“ASC 740”), whereby deferred tax assets and liabilities are recognized for the expected future consequences attributable to the differences between the financial statement carrying amounts and the tax basis of assets and liabilities. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period of the change. Further, deferred tax assets are recognized for the expected realization of available net operating loss and tax credit carryforwards. A valuation allowance is recorded on gross deferred tax assets when it is “more likely than not” that such asset will not be realized. When evaluating the realizability of deferred tax assets, all evidence, both positive and negative, is evaluated. Items considered in this analysis include the ability to carry back losses, the reversal of temporary differences, tax planning strategies, and expectations of future earnings. The Company reviews its deferred tax assets on a quarterly basis to determine if a valuation allowance is required based upon these factors. Changes in the Company’s assessment of the need for a valuation allowance could give rise to a change in such allowance, potentially resulting in additional expense or benefit in the period of change.

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

December 31, 2021

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

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. Cash held by the Company, in financial institutions, regularly exceeds the federally insured limit of $250. At December 31, 2021 and 2020, cash balances held with a financial institution exceeded the federally insured limit. However, management does not believe this poses a significant credit risk.

No customer accounted for more than 10% of sales (including sales of discontinued operations) during the year ended December 31, 2021 nor during the Successor period April 7, 2020 to December 31, 2020. For Kandy, three customers accounted for more than 10% of total revenue during the year ended December 31, 2021, accounting for $9,929 of Kandy’s revenue.

No customer accounted for 10% or more of accounts receivable (including accounts receivable held for sale) at December 31, 2021. For accounts payable, one vendor accounted for at least 10% of accounts payable at December 31, 2021 (accounting for $12,876). During the year ended December 31, 2021, one of Computex’s vendors accounted for approximately 54% of its purchases.

Deferred rent

The Company leases real estate which calls for escalating rent payments. In accordance with GAAP, the Company recognizes rent expense on a straight-line basis over the lease term. The differences between the cash payments called for under the lease arrangements and the rent expense recognized on a straight-line basis are recorded as deferred rent. The deferred rent will be reduced when the cash payments exceed the straight-line rent expense. Cumulative straight-line rent expense exceeded cash payments for rent by approximately $102 and $69 at December 31, 2021 and 2020, respectively.

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

December 31, 2021

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

The fair values of warrants liabilities are reflected on the consolidated balance sheet as “Warrant Liabilities.” For the valuation methodologies and significant assumptions used in the valuations, see the section above titled, “Public Warrants, Private Placement Warrants and EBC Warrants issued in 2017” and Note 10. The warrant liabilities are considered to be Level 2 valuations.

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

Seasonality

Hardware revenue of the Computex segment tends to be seasonal with higher revenues occurring in the fourth quarter of each year.

Segment reporting

The Company’s reportable segments are based on the “management” approach, that is they are based on the way management views the business, the internal reports it reviews and the way it manages the business, assess performance and makes decisions. The chief operating decision makers review revenue, gross margin and the operating performance of each reportable segment. The Company’s reportable segments during the year ended December 31, 2021 were Computex and Kandy.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

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

Recently issued accounting standards

As an emerging growth company, the Company has the option of adopting new accounting pronouncements on a delayed basis and has opted to take advantage of this option. As a result, the Company has been adopting new accounting standards based on the timeline for adoption afforded to privately held companies, unless it chooses to early adopt a new accounting standard.

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

ASU No. 2021-04 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Entities are required to apply the amendments prospectively to modifications or exchanges that occur on or after the effective date. Early adoption is permitted. The adoption of ASU No. 2021-04 is not expected to materially impact the treatment of the Company’s warrants as the Company’s treatment of such modifications is consistent with the guidance in ASU 2021-04.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU No. 2019-12”), to help reduce complexity related to accounting for income taxes. This amendment removes scope exceptions including: the incremental approach for intraperiod tax allocation when there is a loss from continuing operations and income or a gain from other items and the general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. The amendment also simplifies areas such as franchise tax, step up in tax basis of goodwill, allocation of tax to legal entities, inclusion of tax laws or rate change impact in annual effective tax rate computation, and income taxes for employee stock ownership plans. The amendments in this update are effective for the Company for 2021 and were adopted in the first quarter of 2021.  The adoption of ASU 2019-12 did not have a material impact on the Company’s financial statements.

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

December 31, 2021

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

The cumulative effect adjustment that the Company recognized in the consolidated balance sheet, as of January 1, 2021, as an adjustment to accumulated deficit, was $1,219 and is reflected in the following table:

	December 31, 2020	Adjustments	January 1, 2021
	Successor		Successor
	(as reported)		(as adjusted)
Long term liabilities
Convertible Debentures, net of discount	$41,644	$35,764	$77,408
Total long-term liabilities	51,438	35,764	87,202
Total liabilities	105,838	35,764	141,602

Stockholders’ equity:
Successor:
Additional paid-in capital	$90,828	$(36,983)	$53,845
Accumulated deficit	(43,661)	1,219	(42,442)
Total stockholders’ equity	47,169	$(35,764)	11,405
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	153,007	(35,764)	117,243

The following table summarizes the effects of adopting ASU 2020-06 on the Company’s consolidated statement of operations for the Successor period April 7, 2020 to December 31, 2020:

		With
		Adoption
	Successor	of	ASC 2020-06
	(as reported)	ASC 2020-06	Impact

Interest expense	$(9,316)	$(8,097)	$1,219
Total other expenses	(12,931)	(11,712)	1,219
Net loss before income taxes	(25,506)	(24,287)	1,219
Net loss	(25,576)	(24,357)	1,219
Loss per share - basic and diluted	$(1.30)	$(1.24)	$0.06

The adoption of ASU 2020-06 had no impact on net cash used in operating activities, net cash used in investing activities or net cash provided by financing activities.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

4. Acquisitions

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

Identifiable intangible assets acquired consisted of customer relationships of $17,300 and trade names of $7,000. Both the customer relationships and the trade names were valued using a form of the income approach. The customer relationship was valued using the Multi-Period Excess Earnings Method (or MPEEM) and the method used for the trade names was the Relief from Royalty Method. With respect to the Computex acquisition, AVCT incurred transaction costs of $142 during the Successor period April 7, 2020 to December 31, 2020, which was net of a credit of $903 granted by a creditor whose account was settled by the issuance of $2,500 in Debentures, $1,500 in shares of common stock and cash of $100.

Since the results of operations prior to April 7, 2020 relate to the operations of Computex, excluded from the Predecessor statement of operations were investment income earned and transaction costs incurred by AVCT of $1,365 and $6,887, respectively.

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

December 31, 2021

The following table represents the allocation of the preliminary purchase consideration among the assets acquired and liabilities assumed at their estimated acquisition-date fair values.

Consideration paid:
Convertible Debentures with warrants that granted the right to acquire 4,377,800 shares of common stock at an exercise price of $0.01 per share	$43,778
Net assets acquired:
Current assets	$3,659
Acquired technology	8,200
Customer relationships	7,600
Trade names	2,500
Property, plant & equipment	3,034
Current liabilities	(5,245)
Other liabilities	(114)
Total net assets acquired	$19,634
Goodwill	24,144
Total consideration paid	$43,778

Identifiable intangible assets acquired consisted of acquired technology of $8,200, customer relationships of $7,600 and trade names of $2,500. The intangible assets were valued using a form of the income approach. The customer relationship was valued using the Multi-Period Excess Earnings Method (or MPEEM) while the method used for the acquired technology and trade names was the Relief from Royalty Method. With respect to the Kandy acquisition, AVCT incurred transaction costs of $2,649 during the Successor period April 7, 2020 to December 31, 2020.

Unaudited Pro Forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations for the Company and gives effect to the Computex and Kandy acquisitions as if the acquisitions had occurred on January 1, 2020 (in thousands):

	Year ended December 31, 2020
	Continuing	Discontinued
	Operations	Operations

Revenues	$14,297	$85,917
Net loss	(44,426)	(2,140)

The pro forma financial information included herein are not necessarily indicative of the results of operations that would have been realized if the acquisitions had been completed on January 1, 2020. Such pro forma financial information do not give effect to any integration costs related to the acquired companies.

The combined net loss in the table above was adjusted for the incremental changes in the amortization of intangible assets.

5. Assets held for sale and operations classified as discontinued operations

On September 16, 2021, the Company issued a press release announcing that as a result of a decision by the Company’s Board of Directors to explore strategic alternatives previously announced on April 7, 2021, the Board had authorized the Company to focus its strategy on acquisitions and organic growth in its cloud technologies business as well as to explore strategic opportunities for its IT solutions business, including the divestiture of Computex. The Company believed that the change would allow the Company to optimize resource allocation, focus on core competencies, and improve its ability to invest in areas of maximal growth potential.

On January 26, 2022, the Company entered into an asset purchase agreement to sell substantially all of the assets of its Computex business for $30,000, subject to certain adjustments, with the buyer agreeing to assume certain liabilities.

Accordingly, certain assets and liabilities of Computex are classified as held for sale as of December 31, 2021 in the accompanying consolidated balance sheets, and the related revenues and expenses are classified as discontinued operations in the accompanying consolidated statements of operations. Also, in connection with the planned sale of Computex, the Company compared the expected sales proceeds less costs to sell with the carrying value of the reporting unit and in connection therewith recorded a noncash goodwill impairment charge of $32,100 during the year ended December 31, 2021. The sale of Computex was consummated on March 15, 2022.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

Assets and liabilities classified as held for sale consist of the following:

	December 31,
	2021	2020
Current assets:
Cash	$4,136	$-
Prepaid expenses	937	939
Trade receivables (net allowances of $146 and $98, as of December 31, 2021 and 2020, respectively)	19,965	19,027
Inventory	2,737	1,057
Assets held for sale - current	27,775	21,023
Noncurrent assets:
Property and equipment, net	4,489	7,022
Goodwill	6,579	42,129
Other intangible assets, net	20,105	22,535
Other noncurrent assets	85	67
Assets held for sale - noncurrent	31,258	71,753
Total assets held for sale	$59,033	$92,776

Current liabilities:
Accounts payable and accrued expenses	$26,023	$22,364
Deferred revenue	3,214	4,337
Line of credit	-	7,355
Current portion of notes payable and capital leases	-	9,016
Liabilities associated with assets held for sale - current	29,237	43,072
Long-term liabilities
Notes payable and capital leases (net of current portion and deferred financing fees)	-	859
Other liabilities	102	69
Liabilities associated with assets held for sale - noncurrent	102	928
Total liabilities associated with assets held for sale	$29,339	$44,000

Revenues and expenses classified as discontinued operations consist of the following:

	Year	April 7, 2020	January 1, 2020
	Ended	through	through
	December 31, 2021	December 31, 2020	April 6, 2020
	Successor	Successor	Predecessor
Revenues:
Hardware	$55,551	$38,334	$10,587
Third party software and maintenance	7,611	4,341	1,459
Managed and professional services	32,796	23,537	6,880
Other	978	668	111
Total revenues	96,936	66,880	19,037
Cost of revenue	67,497	46,063	12,426
Gross profit	29,439	20,817	6,611
Impairment of goodwill	32,100	-	-
Selling, general and administrative	30,847	20,096	7,835
(Loss) income from operations	(33,508)	721	(1,224)
Other (expense) income
Gain on extinguishment of debt	4,177	-	-
Interest expense	(1,152)	(806)	(384)
Other (expense) income	22	7	31
Total other income (expenses)	3,047	(799)	(353)
Loss from discontinued operations before income taxes	(30,461)	(78)	(1,577)
Income tax (benefit) provision on discontinued operations	(71)	(70)	(12)
Net loss from discontinued operations	$(30,532)	$(148)	$(1,589)

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

6. Property and equipment

Property and equipment consisted of the following:

	December 31, 2021	December 31, 2020
Furniture and equipment	$5,230	$2,679
Software	693	262
Capital lease assets	219	219
	6,142	3,160
Less accumulated depreciation	(1,389)	(121)
Property, plant and equipment, net	$4,753	$3,039

Furniture and equipment, vehicles and software are depreciated on the straight-line basis over their estimated useful lives (3 to 7 years for furniture and equipment, 5 years for vehicles, 3 years for software). Leasehold improvements and capital lease assets are depreciated on the straight-line basis over the lesser of their estimated useful lives and the life of the respective lease. Depreciation expense (which includes amortization of capital lease assets) was $1.275 and $112 for the year ended December 31, 2021 and the Successor period April 7, 2020 to December 31, 2020, respectively. Assets under capital lease in the table above relate to the lease of equipment. Related accumulated amortization for such leased assets was $162 and $20 as of December 31, 2021 and 2020, respectively.

7. Goodwill and other intangible assets

The Company’s intangible assets consisted of the following:

	December 31, 2020
	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$7,600	$(52)	$7,548
Tradenames	2,500	(63)	2,437
Acquired technology	8,200	(114)	8,086
	$18,300	$(229)	$18,071

Intangible assets activities were as follows:

	Customer relationships	Tradenames	Acquired technology	Total
Balance, April 7, 2020	$-	$-	$-	$-
Acquisition - Kandy	7,600	2,500	8,200	18,300
Amortization	(52)	(63)	(114)	(229)
Balance, December 31, 2020	7,548	2,437	8,086	18,071
Amortization	(771)	(614)	(1,367)	(2,752)
Impairment	(6,777)	(1,823)	(6,719)	(15,319)
Balance, December 31, 2021	$-	$-	$-	$-

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

Amortization of intangibles were as follows:

April 7, 2020
	Year ended	through
	December 31, 2021	December 31, 2020
	Successor	Successor

Amortization of intangibles	$2,752	$229

Goodwill activity for the Kandy reporting unit was as follows:

Carrying
amount
Balance, April 7, 2020	$-
Acquisition - Kandy	24,144
Balance, December 31, 2020	24,144
Impairment	(13,676)
Balance, December 31, 2021	$10,468

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses were as follows:

	December 31, 2021	December 31, 2020
Accounts payable	$3,692	$2,017
Accrued compensation, benefits and related accruals	6,412	3,115
Accrued professional fees	1,867	2,586
Due to related parties	2,285	1,542
Third party interest accrual	2,180	-
Sales tax payable	111	-
Other	535	1,081
	$17,082	$10,341

9. Long-Term Debt

Credit Agreements

In connection with the consummation of the Computex Business Combination, the Company assumed the obligations of Computex under a prior credit agreement with Comerica Bank (as amended, the “Prior Credit Agreement”) which included a term note and a line of credit. Subsequent to the Computex Closing Date, the Company and Comerica Bank entered into a number of amendments to the Prior Credit Agreement, and on December 2, 2021, the Company repaid all amounts owed thereunder using part of the proceeds received from a $27,000 term loan facility (the “Credit Facility”) under a Credit Agreement (the “Credit Agreement”) with Monroe Capital Management Advisors, LLC and certain affiliated entities (“Monroe”). The remainder of the proceeds from the Credit Facility was used for working capital and general business purposes.

On March 1, 2022, the Monroe loan was repaid in full along with all accrued interest and related charges.

The Credit Facility was scheduled to mature on the earlier of (i) December 2, 2022 and (ii) the date on which the Computex Sale was to be consummated. As part of the Credit Agreement, the Company was required to comply with certain sales milestone terms, conditions and timeframes in connection with the pending sale of Computex. In connection with such sales milestone requirements, the Company paid amendment fees of $920 on January 18, 2022 as it was apparent that certain of the milestone dates for the closing of the Computex sale were not going to be met.

Loans under the Credit Facility bore interest at a rate equal to, at the Company’s option, either the Base Rate for the interest period in effect for such borrowing plus 10.00% per annum, or the LIBOR Rate for the interest period in effect for such borrowing plus 11.00% per annum. Notwithstanding such interest rates, Monroe was guaranteed a minimum return of $7,290, including a closing fee of $675 that was paid to the administrative agent on the closing date. Additional fees would have been payable if the Credit Facility was not repaid in full by certain dates, commencing on or about March 2, 2022.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

The obligations of the Company, as borrower, under the Credit Agreement, was previously guaranteed by the Company’s wholly-owned domestic subsidiaries (together with the Company, the “Loan Parties”). The obligations of the Loan Parties under the Credit Agreement and other loan documents were secured, subject to customary permitted liens and other agreed upon exceptions, by a perfected security interest in all tangible and intangible assets of the Loan Parties, except for certain excluded assets.

The Credit Agreement contained customary events of default, representations and warranties and affirmative and negative covenants applicable to the Loan Parties and their consolidated subsidiaries, including, among other things, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. Under the terms of the Credit Agreement, the Company and Computex were each required to comply with a minimum EBITDA test and the Company’s Kandy business was required to comply with a minimum revenue test. In addition, the Loan Parties were required to comply with a minimum liquidity test.

In connection with the closing of the Credit Facility and pursuant to a Subscription Agreement (the “Subscription Agreement”), the Company issued, to certain funds affiliated with Monroe, warrants to purchase, in the aggregate, up to 2,519,557 shares of the Company’s common stock at an exercise price of $0.0001 per share (the “Monroe Warrants”). The number of shares of the Company’s common stock issuable upon exercise of the Monroe Warrants is subject to, in addition to customary adjustments for stock dividends, stock splits, reclassifications and the like, adjustment for certain issuances (or deemed issuances) of the Company’s common stock at a price per share below $1.564 while the Monroe Warrants are outstanding, such that the Monroe Warrants will remain exercisable for, in the aggregate, approximately 2.5% of the total number of shares of the Company’s common stock outstanding, calculated on a fully-diluted basis. The Monroe Warrants were exercisable starting on the date of issuance and will expire on January 31, 2029. The Monroe Warrants are further discussed in Note 10.

PPP Loan

In April 2020, the Company received a loan of $4,135 under the Paycheck Protection Program (the “PPP loan”). In July 2021, the Company’s application for forgiveness of such loan was approved. Under the terms of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), PPP loan recipients had the option to apply for forgiveness for all or a portion of such loans, if the loan was used for eligible purposes, including to fund payroll costs. The gain that resulted from the loan forgiveness is reflected in the consolidated statements of operations as “Gain on extinguishment of debt.”

Total long-term debt consisted of the following:

	December 31, 2021	December 31, 2020
Term Note payable to Monroe; guaranteed interest of $7,290	$27,000	$-
Capital lease obligations	104	320
Total long-term debt	27,104	320
Less: unamortized debt issuance costs	$(700)	-
Total notes payable and line of credit, net of unamortized debt issuance costs	26,404	320
Less: current maturities of notes payable and line of credit	(26,393)	(216)
Long-term debt, net of current maturities and unamortized debt issuance costs	$11	$104

Scheduled principal payments of long-term debt at December 31, 2021 were as follows:

Fiscal year 2022	$27,093
Fiscal year 2023	11
Total	$27,104

Subordinated promissory note – related party

On September 16, 2021, the Company entered into a promissory note in the principal amount of $5,000 (the “2021 Note”). The 2021 Note, which was secured by a shareholder that owns more than five percent of the Company’s shares, was originally scheduled to mature on the earliest of (a) September 16, 2022, (b) the Company’s consummation of a debt financing resulting in the receipt of gross proceeds of not less than $20,000, (c) the Company’s consummation of primary sales of registered equity securities resulting in the receipt of gross proceeds of not less than $20,000, (d) the Company’s consummation of the sale of Computex and (e) the date of any event of default. However, in connection with the closing of the Credit Facility, the 2021 Note was amended to, among other things, revise the definition of the maturity date so that the consummation of the Credit Agreement would not result in its maturity. In consideration of the amendment, the Company paid the lender an amendment fee in the amount of $1,250.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

The amended maturity date of the 2021 Note, as amended, was scheduled to be the earliest of (a) September 16, 2022, (b) the Company’s consummation of primary sales of registered equity securities resulting in the receipt of gross proceeds of not less than $20,000 and (c) the Maker’s consummation of the sale of its Computex business unit. The 2021 Note became due on March 1, 2022 due to the early pay off of the Credit Agreement. However, for a waiver fee of $250, the lender extended the maturity date to May 1, 2022. On March 15, 2022, all amounts outstanding under the 2021 Note were paid.

The 2021 Note was subordinate to amounts owed under the Credit Agreement and had a minimum required return of 25.00%.

Subordinated promissory note - other

On the Computex Closing Date, the Company issued a subordinated promissory note of $500 (or the “2020 Note”) in partial settlement of a deferred underwriting fee of $3,000. The remaining $2,500 was settled via the issuance of Convertible Debentures. The 2020 Note, which previously bore interest at the rate of 12.00% per annum and had a maturity date of September 30, 2021, was repaid on November 5, 2021 along with interest accrued as of that date.

10. Stockholders’ Equity, Warrants, Debentures and Guaranty

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2021 and December 31, 2020, no preferred stock was outstanding. However, as further discussed below, in December 2021, the Company issued certain newly-designated Series A convertible preferred stock (the “Series A Preferred”) that were fully converted within a few days of being issued.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of December 31, 2021, a total of 88,584,773 shares of common stock were issued and outstanding.

Recent sales of securities

On November 2, 2021, the Company entered into a securities purchase agreement (the “November Purchase Agreement”) with a buyer for the purchase and sale of (i) a warrant to purchase up to 5,000,000 shares of the Company’s common stock, subject to increase as described below (the “Series A Warrants”), in a private placement; and (ii) an aggregate of 2,500,000 shares of the Company’s common stock, and a warrant to purchase up to 2,500,000 shares of the Company’s common stock (the “Series B Warrants” and, collectively with the Series A Warrants, the “A&B Warrants”), in a registered direct offering (the “Public Offering”). The aggregate purchase price for the Shares and the Warrants was $5,000.

At the date of issuance, the Series A Warrants had an exercise price of $2.00 per share, were exercisable commencing on the date of issuance, and were scheduled to expire five years from the date of issuance. The Series B Warrants had an exercise price of $2.00 per share, were also exercisable on the date of issuance and were scheduled to expire two years from the date of issuance. The Company has the right to force the holders of the Series B Warrants to exercise such warrants in the event shares of the Company’s common stock trade at or above $2.40 per share for a period of five consecutive trading days, subject to certain conditions, including equity conditions. Initially, the Series A Warrants were only exercisable for 2,500,000 shares of our common stock, but upon any exercise of the Series B Warrant, the number of shares issuable upon exercise of the Series A Warrant increased by the number of shares of the Company’s common stock issued upon exercise of the Series B Warrant. Northland Securities, Inc., the placement agent in connection with the offering, received fees of 7% of the aggregate gross proceeds.

As summarized in the table below, in connection with the Company’s consummation of the Credit Agreement, the exercise price of the Series A and Series B Warrants were subsequently reduced to $1.50 per share, the number of warrants were increased and the buyers received certain Series C Warrants. As of the date of the modification, the Company recognized a change in fair value of warrant liabilities equal to the excess of the fair value of the modified instrument over the previous fair value. The fair value of the Series C Warrants as of the issuance date was considered to be analogous to a financing charge and is included in interest charges.

On December 15, 2021, the Company consummated the sale of certain securities pursuant to a securities purchase agreement, dated as of December 13, 2021 between the Company and an investor ( the “Buyer”). At the closing, the Company issued to the Buyer (i) a warrant (the “Series D Warrant”) to purchase up to 15,625,000 shares of the Company’s common stock, in a private placement; and (ii) an aggregate of 7,840,000 shares of the Company’s common stock, and 12,456 shares of Series A Preferred with a stated value of $1,000 per share, initially convertible into 7,785,000 shares of the Company’s common stock at a conversion price of $1.60 per share, in a registered direct offering (the “Public Offering”). The aggregate purchase price paid at the closing for the common stock, the Series A Preferred and the Series D Warrants was $25,000.

The Series D Warrants had an exercise price of $2.00 per share, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s common stock, or securities convertible, exercisable or exchangeable for, common stock at a price below the then-applicable exercise price (subject to certain exceptions). The Series D Warrants were exercisable starting on the issuance date and will expire on December 15, 2026. The Company has the right to force the buyer to exercise the Series D Warrant in the event the volume weighted average closing price of its common stock is at or above $5.00 per share for a period of three consecutive trading days, subject to certain conditions, including equity conditions.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

The Series A Preferred shares were convertible into shares of the Company’s common stock at the election of the holders at any time at an initial conversion price of $1.60 (the “Conversion Price”). The Conversion Price was subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s common stock, or securities convertible, exercisable or exchangeable for such common stock at a price below the then-applicable Conversion Price (subject to certain exceptions). No dividends were payable on the Series A Preferred, except that holders of the Series A Preferred shares would have been entitled to receive any dividends paid on account of the Company’s common stock, on an as-converted basis. The holders of the Series A Preferred had no voting rights on account of the Series A Preferred, other than with respect to certain matters affecting the rights of the Series A Preferred.

In December 2021, the holders of the Series A Preferred exercised their conversion rights and the Series A Preferred Shares were converted to 7,785,000 shares of the Company’s common stock.

The following table summarizes certain required and other disclosures and the status, as of December 31, 2021, of the warrants issued in November and December.

	Series A Warrants	Series B Warrants	Series C Warrants	Monroe Warrants	Series D Warrants
Date issued	11/5/2021	11/5/2021	12/2/2021	12/2/2021	12/15/2021
Number of warrants issued at inception	Between 2,500,000 and 5,000,000	2,500,000	1,500,000	Between 2,519,557 and 5,016,704 (3)	15,625,000
Issued in connection with	Sale of 2,500,000 shares of common stock	Sale of 2,500,000 shares of common stock	Modification of Series A Warrants and Series B Warrants	Monroe Credit Facility	Sale of 7,840,000 shares of common stock and 12,456 units of Series A Preferred Stock
Exercise price on issuance date	$2.00	$2.00	$0.0001	$0.0001	$2.00 (5)
Exercise price modified after issue date?	Yes	Yes	No	No	No
Date of modification, if modified	12/2/2021	12/2/2021	NA - not modified	NA - not modified	NA - not modified
Assuming no antidilution triggers occur, maximum number of warrants issuable as of the modification date, if modified	6,666,667 (4)	3,333,334	NA - not modified	NA - not modified	NA - not modified
Modified exercise price, if modified during 2021	$1.50 (5)	$1.50 (5)	NA - not modified	NA - not modified	NA - not modified
Maturity date of warrant	11/5/2026	11/5/2023 (1)	12/2/2026	1/31/2029	12/15/2026 (2)
Underlying shares registered?	No, on the issuance date; Yes, as of 12/10/21	Yes, beginning on the issuance date	Yes, beginning on the issuance date	No, on the issuance date; Yes, as of 2/9/22	No, on the issuance date; Yes, as of 1/7/22
Fair value per warrant as of issuance date	$0.92	$0.35	$1.48	$1.48	$0.63
Fair value per warrant as of modification date, if modified	$0.80	$0.45	NA - not modified	NA - not modified	NA - not modified
Amounts and dates of warrants exercised during the year	NA	1,800,000 on 12/10/21 700,000 on 12/29/21 833,334 on 12/30/21	1,500,000 on 12/8/21	NA	NA
Fair value per warrant on exercise date(s)	NA	$0.91 on 12/10/21 $1.00 on 12/29/21 $1.00 on 12/30/21	$1.03 on 12/8/21	NA	NA
Warrants exercisable as of 12/31/21	6,666,666	-	-	2,519,557	15,625,000
Valuation basis	Black-Scholes	Monte Carlo Simulation	Stock price	Stock price	Monte Carlo Simulation
Fair value per warrant as of 12/31/21, if outstanding	$1.52	NA	NA	$2.43	$1.25
Assumptions used in estimating fair values:
◦ stock price volatility	60% - 65%	60% - 65%	NA	NA	60% - 65%
◦ exercise price	$1.50 - $2.00	$1.50 - $2.00	NA	NA	$2.00
◦ discount rate	1.04% - 1.24%	0.39% - 0.68%	NA	NA	1.25% - 1.26%
◦ remaining useful life (in years)	4.85 - 5.00	1.85 - 2.00	NA	NA	4.96 - 5.00
◦ stock price	$1.48 - $2.43	$1.48 - $2.43	$1.03 - $1.48	$1.48 - $2.43	$1.53 - $2.43

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

(1)	Commencing on November 15, 2021, the Company has the right to force the Buyer to exercise the Series B Warrant in the event shares of the Company’s common stock trade at or above $2.40 per share for a period of five consecutive trading days, subject to certain conditions, including equity conditions.
(2)	The Company has the right to force the Buyer to exercise the Series D Warrant in the event the volume weighted average closing price of the Company’s common stock is at or above $5.00 per share for a period of three consecutive trading days, subject to certain conditions, including equity conditions.
(3)	The number of shares of the Company’s common stock issuable upon exercise of the Monroe Warrants is subject to adjustment for certain issuances (or deemed issuances) of the Company’s common stock at a price per share below $1.564 while the Monroe Warrants are outstanding, such that the Monroe Warrants will remain exercisable for, in the aggregate, approximately 2.5% of the total number of shares of the Company’s common stock outstanding, calculated on a fully-diluted basis.
(4)	For each exercise of the Series B Warrant, the Series A warrants were increased. Accordingly, because all of the 3,333,333 Series B warrants were exercised during the year, the Series A Warrants increased from 3,333,333 Warrants to 6,666,666 Warrants.

(5)	See Note 18.

Registration rights agreements

In connection with the November and December sales of securities and the Credit Agreement with Monroe, the Company entered into certain registration rights agreements with the investors to register the common stock underlying the warrants by specified dates and to use reasonable best efforts to cause such registration statements to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as soon as practicable, thereafter, subject to certain fees if the shares were not registered by certain dates. As of February 9, 2022, all such shares were registered.

On the Computex Closing Date, the Company, Pensare Sponsor Group, LLC (the “Sponsor”) and certain other initial stockholders of the Company, as well as Stratos Management Systems Holdings, LLC, (“Holdings”), and certain other Investors (as defined below), entered into a Registration Rights Agreement (the “2020 Registration Rights Agreement”). The 2020 Registration Rights Agreement amended, restated and replaced a previous registration rights agreement entered into among AVCT, the Sponsor and certain other initial stockholders of AVCT on July 27, 2017. Pursuant to the terms of the 2020 Registration Rights Agreement, the holders of certain of the Company’s securities, including holders of the Company’s founders’ shares, shares of common stock underlying the Company’s private warrants, shares of common stock underlying the securities issued in the 2020 Private Placement (as defined below) are entitled to certain registration rights under the Securities Act and applicable state securities laws with respect to such shares of common stock, including up to eight demand registrations in the aggregate and customary “piggy-back” registration rights.

Convertible Debentures, related warrants and guaranty

On the Computex Closing Date, the Company consummated the sale, in a private placement (the “2020 Private Placement”), of units of securities of the Company (“Units”) to certain investors (each, an “Investor”), as contemplated by the terms of the previously disclosed Securities Purchase Agreement, dated as of April 3, 2020 (the “Securities Purchase Agreement”). Each Unit consisted of (i) $1,000 in principal amount of the Company’s Series A convertible debentures (the “Convertible Debentures” or “Debentures”) and (ii) a warrant to purchase 100 shares of the Company’s common stock at an exercise price of $0.01 per whole share (the “Penny Warrants”). The issuances of such securities were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

In addition, in connection with the acquisition of Kandy on December 1, 2020 and pursuant to the terms of the Kandy purchase agreement, the Company, in December 2020, issued 43,778 Units to Ribbon as consideration for the Kandy purchase, sold 10,000 Units to SPAC Opportunity Partners, LLC, a significant shareholder of the Company and 1,000 Units to a director of the Company. Also, the Company sold 24,000 additional Units between January 1, 2021 and May 27, 2021, including 9,540 Units that were sold to related parties.

Debentures

The Debentures issued on the Computex Closing Date had an aggregate principal amount of approximately $43,169 (including $3,000 in aggregate principal amount issued as part of Units sold to MasTec, Inc. (“Mastec”), a greater than five percent stockholder of the Company, and $20,000 in aggregate principal of which was part of Units issued to Holdings pursuant to the terms of the Computex Business Combination agreement and approximately $8,566 in aggregate principal amount of which was issued to the Sponsor as part of Units issued in exchange for the cancellation of indebtedness previously incurred by the Company to the Sponsor).

The Debentures issued in connection with the acquisition of Kandy on December 1, 2020 and pursuant to the terms of the Kandy purchase agreement consisted of aggregate principal amounts of $43,778 issued to Ribbon, $10,000 sold to SPAC Opportunity Partners, LLC, a significant shareholder of the Company and $1,000 sold to a director of the Company. In addition, between January 1, 2021 and May 27, 2021, $24,000 were sold to various investors (including $9,540 sold to related parties). The Debentures sold in December 2020 and those sold between January 1, 2021 and May 27, 2021 were in the same form as those issued in connection with the acquisition of Kandy.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

The Debentures previously bore interest at a rate of 10.0% per annum, previously payable quarterly on the last day of each calendar quarter in the form of additional Debentures. Until converted, the entire principal amount of each Debenture together with accrued and unpaid interest thereon, was due and payable on the earlier of (i) such date, that was thirty months after the issuance date, as the holder thereof, at its sole option, upon not less than 30 days’ prior written notice to the Company, demanded payment thereof and (ii) the occurrence of a Change in Control (as defined in the Debentures).

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

The Penny Warrants issued in December 2020, as part of the Units sold, entitled the holders to purchase an aggregate of up to 5,477,800 shares of the Company’s common stock at an exercise price of $0.01 per share. Such warrants consisted of 4,377,800 warrants issued to Ribbon, 1,000,000 warrants issued to SPAC Opportunity Partners, LLC and 100,000 warrants issued to a director of the Company.

The Penny Warrants issued between January 1, 2021 and May 27, 2021, as part of the Units sold during that period, entitled the holders to purchase an aggregate of up to 2,400,000 warrants (including 954,000 warrants issued to related parties).

The Penny Warrants are exercisable at any time through the fifth anniversary of the date of issuance. The number of shares issuable upon exercise of each Penny Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like.

During the year ended December 31, 2021 and pursuant to the terms of the Penny Warrant agreements, holders of 6,259,061 Penny Warrants exercised their right to convert such Penny Warrants to 6,243,308 shares of common stock. As of December 31, 2021, unexercised Penny Warrants totaled 5,935,675.

Derivative consideration and other disclosures relating to the Debentures and Penny Warrants

Based on ASC 815, Derivatives and Hedging, the convertible feature of the Debentures issued on the Computex Closing Date was not considered a derivative and therefore was not recorded in liabilities, as part of the Debentures, and was not bifurcated. However, an embedded beneficial conversion feature was previously assessed in relation to the Debentures issued in December 2020 and was previously recorded in equity at its intrinsic value with a corresponding debt discount recorded to the Debentures at December 31, 2020. The beneficial conversion feature on such Debentures, which was evaluated in accordance with ASC 470-20 “Debt with Conversion and Other Options” was determined to be $36,983 and arose as a result of the conversion price of such Debentures being below the stock price on the issuance dates. Such debt discount, that was related to the embedded beneficial conversion feature, was limited to the proceeds allocated to the Debentures, and, along with the relative fair value of the Penny Warrants, was recognized as additional paid-in capital and reduced the carrying value of the Convertible Debentures. However, as more fully discussed in Note 3, effective January 1, 2021, the Company early-adopted ASU 2020-06 and, accordingly, the discount related to the beneficial conversion feature was reversed effective January 1, 2021.

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

The relative fair values of the Penny Warrants were determined using the Black-Scholes model. Weighted average assumptions used in determining fair values of Penny Warrants issued during the year ended December, 2021 were: stock price volatility – 70%, exercise price - $0.01, interest rate – 0.78%, stock price - $6.28.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

Prior to the conversion of the Debentures to common stock, the discount (consisting of the relative fair value of the warrants) was being expensed as interest over the then term of the Debentures to increase the carrying value to face value. However, effective September 8, 2021, the remaining unamortized discount was transferred to additional paid in capital in connection with the conversion of the Debentures to shares of common stock. During the year ended December 31, 2021, the Company recorded accretion of the discount of $9,253, and paid-in-kind interest of $8,257. During the period April 7, 2020 through December 31, 2020, the Company recorded accretion of the discount of $4,717, and paid-in-kind interest of $3,695.

The components of the Debentures, prior to conversion on September 8, 2021 and the amounts converted, are summarized in the table below:

		Discount consisting of
		relative fair
	Principal	value of Penny Warrants	Net
Issued on the Computex Closing Date	$43,169	$(9,937)	$33,232
Issued in the Successor periods:
Issued to Ribbon	43,778	(14,159)	29,619
Issued to SPAC Opportunity Partners, LLC	17,990	(6,249)	11,741
Other issuances (various holders)	17,010	(6,610)	10,400
	$121,947	$(36,955)	$84,992
Amortization of discount			12,752
Paid-in-kind interest			11,951
Deferred financing fees			(523)
Net Debentures as of September 8, 2021, prior to conversion			$109,172
Less reduction due to conversion			(109,172)
Balance at September 8, 2021, after conversion			$-
Financial statement line items impacted by the conversion:
Additional paid in capital			$109,691
Common stock (38,811,223 shares at par value of $0.0001 per share)			4
Interest expense - write off of deferred financing fees			(523)
			$109,172

11. Related Party Transactions

Previous management agreement

During the Predecessor periods, Computex paid management fees at the rate of $300 per annum to a shareholder, under a management agreement. Such amounts are included in selling, general and administrative expenses in discontinued operations in the consolidated statement of operations of the Predecessor period. This agreement was terminated effective April 7, 2020.

Corporate office space

AVCT shares corporate office space with an affiliate and participates in a cost sharing arrangement in a month-to-month leasing arrangement. The space was not used during the year ended December 31, 2021 nor during the period April 7, 2020 through December 31, 2020 and therefore, by mutual agreement between the parties, no expenses were incurred, by the Company, during such periods.

Services provided by Navigation Capital Partners, Inc.

Effective October 1, 2020, the Company and Navigation Capital Partners, Inc. (“Navigation”), an affiliate of a shareholder, entered into an agreement whereby, Navigation provides capital markets advisory and business consulting services to the Company for a fee of $50 per month. As a result, selling, general and administrative expenses for the year ended December 31, 2021 and the Successor period April 7, 2020 to December 31, 2020 include $600 and $150, respectively, related to such agreement; and accounts payable and accrued expenses as of December 31, 2021 and December 31, 2020 include $750 and $150, in connection therewith.

In addition, the Company’s President, Kevin Keough, and Mr. Robert Willis, a Company director and Vice Chairman of Capital Markets, provided such services to the Company via Navigation. Accordingly, Mr. Keough and Mr. Willis did not receive any direct compensation from the Company between July 21, 2021 (the effective date of their appointment) and December 31, 2021. Instead, Mr. Keough and Mr. Willis were compensated by Navigation. In consideration for such services provided by Navigation to the Company, Navigation was granted 300,000 RSUs that vest over four years, which is being expensed over 4 years, similar to time-based RSUs granted to directors in lieu of director’s fees. With respect to such RSU’s issued to Navigation, selling, general and administrative expenses include stock compensation expenses of $302 during the year ended December 31, 2021.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

Transactions with Ribbon

Pursuant to a transition services agreement entered into with Ribbon in connection with the acquisition of Kandy, accounts payable and accrued expenses as of December 31, 2021 include $799 due to Ribbon for professional fees provided and certain software and other support. As of December 31, 2020, accounts payable and accrued expenses include $1,392 due to Ribbon for reimbursable expenses in excess of collections, professional fees provided and certain software and other support. Prepaid expenses and other current assets as of December 31, 2021 include $190 due from Ribbon for collections in excess of reimbursable expenses.

Included in the consolidated statement of operations are certain revenues for services provided to Ribbon, certain expenses for services provided by Ribbon and certain expenses for rental of office space from Ribbon. The expenses for services provided by Ribbon relate primarily to professional services provided by Ribbon as part of the transition services agreement and, to a lesser extent, to certain software support purchased from Ribbon. The following summarizes such revenue and expenses:

	Year Ended December 31, 2021	April 7, 2020 through December 31, 2020
Revenue earned from Ribbon	$2,437	$-
Professional fees charged by Ribbon:
Cost of revenue	$1,135	$126
Research and development	331	33
Selling, general and administrative expenses	1,963	134
	3,429	293
Rent and services purchased from Ribbon:
Cost of revenue	435	-
Selling, general and administrative expenses	593	68
	1,028	68

Certain Debentures

Certain Debentures as of December 31, 2020 are separately identified as related party amounts on the consolidated balance sheet as of December 31, 2020. Similarly, the related Debenture interest is separately identified as related party amounts on the consolidated statements of operations. As indicated in Note 10, the Debentures were converted to common stock on September 8, 2021. Accordingly, there were no Debentures outstanding as of December 31, 2021, and interest for the year ended December 31, 2021 relate to the period up to and including September 8, 2021.

The 2021 Note

The 2021 Note, which is secured by a related party, is discussed in Note 9 and is separately identified on the consolidated balance sheet. The related interest expense of $736 is included in “Interest expense – related parties” in the consolidated statement of operations for the year ended December 31, 2021 and is also included in “Accounts payable and accrued expenses” on the consolidated balance sheet as of December 31, 2021.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

12. Revenue Recognition

In the following tables, revenue is disaggregated by geographies and by verticals (or sector).

	Year Ended December 31, 2021	April 7, 2020 through December 31, 2020
	Successor	Successor
Geography
Domestic	$14,720	$1,152
International	5,329	545
Total revenues	$20,049	$1,697

Revenues by Verticals (or Sector)
Finance	$1,696	$433
Manufacturing and logistics	33	-
Public sector	1,344	126
Technology service providers	16,976	1,138
Total revenues	$20,049	$1,697

Revenues by geography, in the table above, is generally based on the “ship-to address,” with the exception of certain services that may be performed at, or on behalf of, multiple locations, which are categorized based on the “bill-to address.”

Contract liabilities and remaining performance obligations

The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. At December 31, 2021 and 2020, the contract liability balance (deferred revenue) was $82 and $271, respectively. All of the performance obligations related to such deferred revenue as of December 31, 2021 are expected to be performed within 12 months and consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing the services.

13. Share-Based Compensation

Successor

The American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Plan”) provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other share-based awards. Stock options have a maximum term of ten years from the grant date.

As of December 31, 2021, 5,794,500 shares had been authorized for issuance under the Plan, of which 987,000 shares remained available for issuance. The RSUs were issued to certain directors, employees and, in one case, a contractor, and can only be settled in shares. RSUs awarded to directors are time-based. RSUs issued to nondirectors are 50% time-based and 50% performance-based. Twenty-five percent of the time-based awards vests on each grant date anniversary, while 25% of the performance-based awards vests on December 31st of each year, if the market condition (stock price target) is met. If the market condition attached to the performance-based awards is not met in any year, the eligibility is delayed until the market condition is met, except that the market condition must be met by the third anniversary of the first target date.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

The fair values of time-based awards are estimated by reference to the Company’s stock price and stock marketability on the grant date, while the fair values of the performance-based awards are determined using the Monte Carlo simulation model, once the stock price target is set. Weighted average assumptions used in estimating the performance-based awards were as follows:

	Year Ended December 31, 2021	April 7, 2020 through December 31, 2020
Stock price volatility	68%	47%
Expected life of awards (in years)	0.91	0.59
Risk-free interest rate	0.09%	0.17%

Due to the limited trading history of the Company’s common stock, estimated volatility was based on a peer group of public companies and took into consideration the increased short-term volatility in historical data due to COVID-19. Performance targets are set annually for the performance-based awards that are scheduled to vest in that year.

The following summarizes RSU activity for the year ended December 31, 2021 and the period April 7, 2020 to December 31, 2020:

	Number of RSUs	Weighted Average Grant Date Fair Value
Outstanding at April 7, 2020	-	$0.00
Granted	3,182,500	$2.90
Vested, not delivered	(306,250)	$1.26
Forfeited	(531,250)	$2.13
Outstanding at December 31, 2020	2,345,000	$3.29
Granted	2,406,255	$5.58
Vested and delivered	(668,750)	$3.47
Vested, not delivered	(395,000)	$3.64
Forfeited	(994,167)	$4.85
Unvested RSUs at December 31, 2021	2,693,338	$4.52

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

Vested but not delivered RSUs represent RSUs that vested but for which delivery was deferred. Awards outstanding in the table above exclude 744,162 performance-based RSUs that have been awarded but deemed not granted as the performance targets have not yet been determined. The Company’s policy is to determine the fair value of performance-based awards and begin recognizing compensation expense for such awards when the targets are set. For performance-based awards, compensation cost is recognized over the shorter of the performance or service period. For time-based awards, compensation expense is recognized over the vesting period, based on the grant date fair value. Share-based compensation expense recognized consisted of the following:

	Year Ended December 31, 2021	April 7, 2020 through December 31, 2020
	Successor	Successor
Cost of revenue	$370	$-
Research and development	1,007	-
Selling, general and administrative expenses	7,252	2,489
	$8,629	$2,489

The fair value of awards that vested and were delivered during the year ended December 31, 2021, based on the stock prices on the vesting dates, was $3,521. The RSUs that vested between April 7, 2020 and December 31, 2020 all vested on December 31, 2020, and the fair value of such awards on the vesting date, based on the stock price on the vesting date, was $2,205. Total compensation cost not yet recognized related to unvested awards as of December 31, 2021 was $5,602 and is expected to be recognized over the weighted average period of 1.9 years.

14. Reconciliation of Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	Year	April 7, 2020	January 1, 2020
	Ended	through	through
	December, 2021	December 31, 2020	April 6, 2020
	Successor	Successor	Predecessor
Loss from continuing operations, net of tax	$(130,854)	$(25,428)	$-
Loss from discontinued operations, net of tax	(30,532)	(148)	(1,589)
Net loss	$(161,386)	$(25,576)	$(1,589)
Weighted average shares outstanding, basic and diluted	35,640,669	19,690,509	1,000
Basic and diluted loss per common share
Continuing operations	$(3.67)	$(1.29)	$-
Discontinued operations	(0.86)	(0.01)	(1,587.30)
Net loss per common share	$(4.53)	$(1.30)	$(1,587.30)

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

Since their inclusion would have been antidilutive, excluded from the computation of diluted net loss per share for the Successor periods were the following, were they to be converted:

	December 31, 2021	December 31, 2020
Series A Warrants	6,666,667	-
Series D Warrants	15,625,000	-
Monroe Warrants	2,519,557	-
Public Warrants	15,525,000	15,525,000
2017 Private Placement and 2017 EBC Warrants	11,187,500	11,187,500
Penny Warrants	5,935,675	4,316,936
Shares underlying certain unit purchase options (issued in 2017)	1,485,000	1,485,000
Unvested RSUs	3,437,500	2,345,000
Vested, not delivered RSUs	395,000	-
Shares underlying Debentures	-	29,461,374
	62,776,899	64,320,810

15. Income Taxes

The Company’s effective income tax rate differs from the federal statutory rate primarily as a result of state taxes, certain expenses being deductible for financial reporting purposes that are not deductible for tax purposes, goodwill impairment and a full valuation allowance recorded on net deferred tax assets.

The difference in the provision for income taxes and the amount computed by applying the statutory federal income tax rates consists of the following:

	Year December 31, 2021	April 7, 2020 through December 31, 2020
	Successor	Successor
Statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	2.3%	2.4%
Permanent differences	0.1%	-0.2%
Goodwill impairment	0.0%	0.0%
Return to Provision	0.9%	0.0%
Change in valuation allowance	-18.9%	-19.3%
State tax differences from blended rates	0.0%	0.0%
Warrants	-5.4%	-3.9%
Other differences	0.0%	0.0%
Provision	0.0%	0.0%

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

Principal components of the Company’s deferred tax assets were as follows:

	December 31, 2021	December 31, 2020
Prepaid expenses	$(530)	$(104)
Accrued reserves	70	27
Deferred revenue	15	39
Accrued liabilities	1,428	438
Uniform capitalization of inventory for tax	148	34
Contribution carryover	13	13
Tax depreciation in excess of book	(564)	(1,137)
Intangible assets	5,057	(2,807)
Transaction costs	817	-
Disallowed interest	5,017	1,410
Stock compensation	2,113	597
Net operating loss carryforwards	17,402	6,098
Total	30,986	4,608
Less: valuation allowance	(30,986)	(8,067)
Net deferred tax liability	$-	$(3,459)

At December 31, 2021, the Company had net operating loss carryforwards of approximately $73,288. Of this amount, $1,117 expires in 2036, while the remaining amounts have an indefinite carryforward period but are subject to a limitation of 80% of taxable income each year. The Company also had state net operating loss carryforwards of approximately $28,605 with various expiration periods beginning in 2029.

The Company files a federal income tax return and separate income tax returns in various states. For federal and certain states, the 2018 through 2020 tax years remain open for examination by the tax authorities under the normal three-year statute of limitations.

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the cumulative loss incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence, such as our forecasts of future taxable income and tax planning strategies. On the basis of this evaluation as of December 31, 2021, the Company recognized a full valuation allowance against its net deferred tax assets, pursuant to ASC 740, as of December 31, 2021. Based on the Company’s evaluation, it was determined that no uncertain tax positions existed as of December 31, 2021 or December 31, 2020.

16. Segments

The Company’s reportable segments during the year ended December 31, 2021 were Computex and Kandy. Computex is a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions, through its extensive hardware, software and value-added service offerings.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

Presented below is certain information by reportable segment. The Company uses the same accounting policies for each reportable segment as it uses for the Company as a whole. The chief operating decision makers evaluate the performance of each reportable segment based on revenue and a measure that approximates income/loss from operations. There was no intersegment revenue during the year ended December 31, 2021 or during the period April 7, 2020 to December 31, 2020. Revenues presented in the table below are from external customers only. Certain corporate expenses are not allocated to the segments. Such corporate expenses consist primarily of executive and certain other compensation, professional and legal fees, insurance, interest and other financing expenses. Revenue for the Predecessor periods related only to Computex. Kandy was acquired in December 2020.

	Year Ended December 31, 2021			April 7, 2020 to December 31, 2020
	Computex	Kandy	Consolidated	Computex	Kandy	Consolidated
	Discontinued		Continuing	Discontinued		Continuing
	Operations		Operations	Operations		Operations
Revenues:
Hardware	$55,551	$-	$-	$38,334	$-	$-
Third party software and maintenance	7,611	-	-	4,341	-	-
Managed and professional services	32,796	3,119	3,119	23,537	314	314
Cloud subscription and software	-	16,930	16,930	-	1,383	1,383
Other	978	-	-	668	-	-
Total revenues	96,936	20,049	20,049	66,880	1,697	1,697
Cost of revenue	67,497	16,181	16,181	46,063	1,263	1,263
Gross profit (loss)	29,439	3,868	3,868	20,817	434	434
Impairment of goodwill and other intangible assets	32,100	28,995	28,995	-	-	-
Research and development	-	17,916	17,916	-	1,285	1,285
Selling, general and administrative	30,847	16,012	16,012	20,096	779	779
Loss from operations	$(33,508)	$(59,055)	$(59,055)	$721	$(1,630)	$(1,630)
Selling, general and administrative - Corporate			(20,393)			(11,666)
Loss from operations per consolidated statement of operations			$(79,448)			$(13,296)

	December 31, 2021
	Computex	Kandy	Corporate	Consolidated
	(Held for sale)

Goodwill	$6,579	$10,468	$-	$10,468
Long-lived assets	4,489	4,678	75	4,753
Total assets	59,033	25,454	33,484	58,938

	December 31, 2020
	Computex	Kandy	Corporate	Consolidated
	(Held for sale)

Goodwill	$42,129	$24,144	$-	$24,144
Long-lived assets	7,022	2,993	46	3,039
Total assets	92,776	49,101	11,130	60,231

	December 31, 2021
	Computex	Kandy	Corporate	Consolidated
	(Held for sale)
Capital expenditures	$1,043	$2,946	$44	$2,990

	December 31, 2020
	Computex	Kandy	Corporate	Consolidated
	(Held for sale)
Capital expenditures	$815	$39	$55	$94

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

17. Commitments and Contingencies

Registration Rights

See Note 10 for a discussion of certain registration rights.

Capital and Operating lease obligations

The Company is party to operating leases under which it leases various facilities and equipment. The majority of the facility leases provide that the Company pay, in addition to the minimum rent, certain operating expenses. The leases expire at various dates through November 2027 for Kandy, and through October 2026 for Computex. Rent expense was $586 and $68 for the year ended December 31, 2021 and the Successor period April 7, 2020 to December 31, 2020, respectively.

Future minimum rent payments, excluding operating expenses and month-to-month leases, required under noncancelable operating leases were as follows as of December 31, 2021:

Fiscal year 2022	$327
Fiscal year 2023	348
Fiscal year 2024	351
Fiscal year 2025	372
Fiscal year 2026	375
Thereafter	268
Total	$2,041

Future payments under capital leases were as follows:

Fiscal year 2022	95
Fiscal year 2023	11
106
Less amount representing interest	(2)
Present value of future minimum lease payments	104
Less current maturities	(93)
Long-term capital lease	$11

Contingencies

In November 2020, the Company became aware of a claim by a 2018 acquisition target who asserted a claim for $300 for certain unreimbursed compliance-related fees. The Company and the parties to the suit agreed on a settlement of $200, which the Company accrued at December 31, 2020 and paid during the year ended December 31, 2021.

In June 2021, the Company became aware of a claim by a vendor who asserted a claim for $188 for the remaining scope of work in connection with a contract which the Company terminated. The Company and the parties agreed on a settlement of $85, which was paid during the year ended December 31, 2021.

In addition, from time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of December 31, 2021, and through the filing date of this report, the Company does not believe the resolution of any legal proceedings or claims of which it is aware or any potential actions will have a material effect on its financial position, results of operations or cash flows.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

18. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are issued.

Securities sales

February 2022 Purchase Agreement (as defined below)

On February 28, 2022, the Company entered into a securities purchase agreement (the “February 2022 Purchase Agreement”) with a buyer for the purchase and sale of (i) an aggregate of up to 21,500 shares of newly-designated Series B convertible preferred stock (the “Series B Preferred”) with a stated value of $1,000 per share, initially convertible into up to 21,500,000 shares of the Company’s common stock at a conversion price of $1.00 per share, and (ii) warrants (the “February 2022 Warrants”) to purchase up to that number of shares of the Company’s common stock equal to the number of shares of the Company’s common stock into which the shares of Series B Preferred actually sold pursuant to the purchase agreement are initially convertible, in a registered direct offering.

Pursuant to the February 2022 Purchase Agreement, an aggregate of 16,125 shares of Series B Preferred, initially convertible into 16,125,000 shares of the Company’s common stock, together with the February 2022 Warrants, initially exercisable for 16,125,000 shares of the Company’s common stock, were to be issued and sold at an initial closing (the “Initial Closing”), and the remaining 5,375 Preferred Shares may be issued and sold in one or more subsequent closings (each, an “Additional Closing”), in each case subject to certain closing conditions. The Company can require the buyer to purchase the remaining 5,375 Preferred Shares at an Additional Closing if the Company’s stockholders approve the issuance of all securities issuable pursuant to the February 2022 Purchase Agreement in compliance with the rules and regulations of the Nasdaq Capital Market within a specified period of time after the Initial Closing, subject to certain other closing conditions (including certain equity conditions), and the buyer can require the Company to sell the remaining 5,375 Preferred Shares at one or more Additional Closings, subject to certain conditions. The purchase price for any Preferred Shares sold at an Additional Closing would be approximately $930 per share.

On March 1, 2022, the Company consummated the Initial Closing in which the Company issued to the buyer (i) 16,125 Series B Preferred with a stated value of $1,000 per share, initially convertible into up to 16,125,000 shares of the Company’s common stock at a conversion price of $1.00 per share, and (ii) the February 2022 Warrants that are initially exercisable for up to 16,125,000 shares of the Company’s common stock, in a registered direct offering. The aggregate purchase price paid for such Series B Preferred and the February 2022 Warrants at the Initial Closing was $15,000.

Pursuant to the February 2022 Purchase Agreement, an additional 5,375 Series B Preferred may be issued and sold in one or more subsequent closings (each, an “Additional Closing”), in each case subject to certain closing conditions.

As a result of the issuance of the Preferred Shares and February 2022 Warrants, the exercise price of the Series A Warrant, Series B Warrant and Series D Warrant previously issued by the Company to an affiliate of the buyer will automatically adjust to $1.00 (with a proportional increase to the number of shares of the Company’s common stock issuable upon exercise of such warrants). Pursuant to the February 2022 Purchase Agreement, such affiliate of the buyer will agree to waive any further anti-dilution adjustment of such existing warrants below $1.00 as a result of the transactions contemplated by the February 2022 Purchase Agreement.

The Series B Preferred will be convertible into shares of the Company’s common stock at the election of the holder at any time at an initial conversion price of $1.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s common stock, or securities convertible, exercisable or exchangeable for, the Company’s common stock at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company will be required to redeem the Series B Preferred in 12 equal monthly installments, commencing on April 1, 2022. Subject to certain conditions, including certain equity conditions, the Company may redeem the applicable number of Series B Preferred on each monthly redemption date either in cash, shares of the Company’s common stock or a combination. The number of shares used to redeem any Series B Preferred in such event would be calculated as 88% of the lowest daily volume weighted average price of the Company’s common stock during the eight trading days immediately prior to the payment date. No dividends will be payable on the Series B Preferred, except that holders of the Series B Preferred would be entitled to receive any dividends paid on account of the Company’s common stock, on an as-converted basis, and if a “Triggering Event” (as defined in a certain certificate of designations) occurs and is continuing, dividends will accrue on each Series B Preferred Share at a rate of 15% per annum. The holders of the Series B Preferred have no voting rights on account of the Series B Preferred, other than with respect to certain matters affecting the rights of the Series B Preferred.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2021

The February 2022 Warrants have an exercise price of $1.00 per share, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s common stock, or securities convertible, exercisable or exchangeable for, the Company’s common stock at a price below the then-applicable exercise price (subject to certain exceptions). If additional Series B Preferred are sold at one or more Additional Closings, the February 2022 Warrants will automatically adjust such that they are exercisable for, in the aggregate, the total number of shares of the Company’s common stock into which all Series B Preferred sold pursuant to the applicable agreement are convertible. The February 2022 Warrants will be exercisable commencing on the date of issuance, and will expire five years from the date of issuance.

On April 1, 2022, a total of 1,625,439 shares of Series B Preferred were converted to 1,625,439 shares of the Company’s common stock.

Pursuant to the Purchase Agreement, the Company agreed to seek the approval of its stockholders for the issuance of all securities to be issued pursuant to the February 2022 Purchase Agreement, in compliance with the rules of the Nasdaq Capital Market (the “Stockholder Approval”). It is a condition to the Initial Closing that the Company enter into voting agreements (the “February 2022 Voting Agreements”) with certain significant stockholders of the Company (each, a “Significant Stockholder”), pursuant to which each Significant Stockholder will agree, with respect to all of the voting securities of the Company that such Significant Stockholder beneficially owns as of the date thereof or thereafter, to vote in favor of the Stockholder Approval.

The Series B Preferred and February 2022 Warrants (and underlying shares of the Company’s common stock) were offered, and will be issued, pursuant to a Prospectus Supplement, dated February 28, 2022, to the Prospectus included in the Company’s Registration Statement on Form S-3 (Registration No. 333- 258136), originally filed with the SEC on July 23, 2021, as amended, which became effective on August 27, 2021.

Pursuant to an engagement letter dated October 16, 2021 between the Company and Northland Securities, Inc. (the “Placement Agent”), the Company engaged the Placement Agent to act as the Company’s placement agent in connection with the offering and agreed to pay the Placement Agent’s fees of 7% of the aggregate gross proceeds the Company receives in connection with the related private placement and public offering.

April 2022 Purchase Agreement (as defined below)

On April 14, 2022, the Company entered into a securities purchase agreement (the “April 2022 Purchase Agreement”) with a buyer that owns greater than 5% of the Company’s common stock for the purchase and sale of a new series of senior secured convertible notes of the Company, in the aggregate original principal amount of $12,000 (the “Convertible Notes”). The Company expects to close the transaction within the next several days. The Convertible Notes shall be convertible into shares of the Company’s common stock. The purchase price of the Convertible Notes is $10,000.

The Convertible Notes will rank senior to all outstanding and future indebtedness of the Company and will be secured by a first priority perfected security interest in all of the existing and future assets of the Company and its direct and indirect Subsidiaries, including a pledge of all of the capital stock of each of the Subsidiaries.

The maturity date of the Convertible Notes is October 1, 2023, and no interest shall accrue on the Convertible Notes, unless an event of default (as defined) has occurred. From and after the occurrence and during the continuance of any such event of default, interest shall accrue at the rate of 15.0% per annum. Starting on August 1, 2022 and continuing on the first trading day of each subsequent calendar month, $800 of the Convertible Notes are eligible for conversion to shares of the Company’s common stock, subject to certain exceptions, including the option that the Company has to pay such amount in cash, and the holders’ option to convert the entire Convertible Note to shares of the Company’s common stock at any time.

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
(Principal Financial and Accounting Officer)

Date: April 15, 2022

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Darrell J.Mays and Thomas H. King, jointly and severally, his or her attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Michael Tessler	Chairman of the Board	April 15, 2022
Michael Tessler

/s/ Robert Willis	Vice Chairman	April 15, 2022
Robert Willis

/s/ Lawrence E. Mock, Jr.	Director	April 15, 2022
Lawrence E. Mock, Jr

/s/ Darrell J. Mays	Chief Executive Officer and Director	April 15, 2022
Darrell J. Mays	(principal executive officer)

/s/ Thomas H. King	Chief Financial Officer	April 15, 2022
Thomas H. King	(principal financial and accounting officer)

/s/ Mark Downs	Director	April 15, 2022
Mark Downs

/s/ U. Bertram Ellis, Jr.	Director	April 15, 2022
U. Bertram Ellis, Jr.

/s/ Carolyn Byrd	Director	April 15, 2022
Carolyn Byrd

/s/ Karl Krapek	Director	April 15, 2022
Karl Krapek

/s/ Dennis Lockhart	Director	April 15, 2022
Dennis Lockhart
/s/ Dr. Klaas Baks	Director	April 15, 2022
Dr. Klaas Baks

/s/ Kent Mathy	Director	April 15, 2022
Kent Mathy