Form 10-Q
period 2022-03-31
American Virtual Cloud Technologies, Inc.
filed 2022-05-16
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

As of May 9, 2022, 94,160,909 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash	$21,073	$31,119
Trade receivables, net (including related party amounts of $3,048 and $2,511, respectively)	9,459	9,137
Prepaid expenses and other current assets	4,918	2,124
Assets held for sale - current (See Note 5)	-	27,775
Total current assets	35,450	70,155
Property and equipment, net	4,553	4,753
Goodwill	10,468	10,468
Assets held for sale - noncurrent (See Note 5)	-	31,258
Other noncurrent assets	2,084	1,269
TOTAL ASSETS	$52,555	$117,903

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses (including related party amounts of $2,620 and $2,285, respectively)	$15,624	$17,014
Series B Preferred Stock liability, $1,000 stated value per share, 16,125 shares	5,209	-
Deferred revenue (including related party amounts of $548 and $41, respectively)	579	82
Current portion of notes payable and capital leases	72	26,393
Subordinated promissory note - related party	-	5,000
Liabilities associated with assets held for sale - current (See Note 5)	-	29,237
Total current liabilities	21,484	77,726
Long-term liabilities
Notes payable and capital leases (net of current portion and deferred financing fees)	-	11
Warrant liabilities	42,394	39,162
Liabilities associated with assets held for sale - noncurrent (See Note 5)	-	102
Other liabilities	35	-
Total long-term liabilities	42,429	39,275
Total liabilities	63,913	117,001

Commitments and contingent liabilities (see note 15)

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 5,000,000 authorized; none outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 89,566,997 and 88,584,773 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	9	9
Additional paid-in capital	206,339	204,721
Accumulated deficit	(217,706)	(203,828)
Total stockholders’ (deficit) equity	(11,358)	902
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$52,555	$117,903

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues:
Cloud subscription and software (including related party amounts of $62 and $0, respectively)	$3,803	$3,138
Managed and professional services	291	375

Total revenues	4,094	3,513

Cost of revenue (including related party amounts of $487 and $355, respectively)	4,836	3,684

Gross profit	(742)	(171)
Research and development (including related party amounts of $0 and $99, respectively)	4,510	4,494
Selling, general and administrative (including related party amounts of $1,036 and $760, respectively)	7,074	7,138

Loss from continuing operations	(12,326)	(11,803)

Other (expense) income
Change in fair value of warrant liabilities	6,911	(3,558)
Interest expense - related parties	(764)	(4,845)
Interest expense	(8,404)	(783)
Other expense	(37)	(16)
Total other expenses	(2,294)	(9,202)

Net loss from continuing operations before income taxes	(14,620)	(21,005)
Provision for income taxes	(6)	(3)
Net loss from continuing operations, net of tax	(14,626)	(21,008)

Net income (loss) on discontinued operations, net of tax (Notes 1 and 5)	748	(1,619)

Net loss	$(13,878)	$(22,627)

Basic and diluted loss per common share
Loss from continuing operations	$(0.16)	$(1.05)
Income (loss) from discontinued operations	0.01	(0.08)
Loss per common share	$(0.16)	$(1.13)

Weighted average shares outstanding - basic and diluted	88,939,322	19,988,822

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	For the period January 1, 2021 through March 31, 2021
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2021	19,753,061	$2	$90,828	$(43,661)	$47,169
Cumulative effect of accounting change related to adoption of Accounting Standard Update No. 2020-06	-	-	(36,983)	1,219	(35,764)
Debenture discount relative to fair value of warrants	-	-	5,663	-	5,663
Vested and delivered RSUs	306,250	-	-	-	-
Shares repurchased for tax withholding	(90,921)	-	(777)	-	(777)
Share-based compensation	-	-	1,940	-	1,940
Net loss	-	-	-	(22,627)	(22,627)
Balance, March 31, 2021	19,968,390	$2	$60,671	$(65,069)	$(4,396)

	For the period January 1, 2022 through March 31, 2022
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	88,584,773	$9	$204,721	$(203,828)	$902
Common stock issued on conversion of Penny Warrants	425,000	-	4	-	4
Vested and delivered RSUs	557,224	-	-	-	-
Shares repurchased for tax withholding	-	-	(32)	-	(32)
Share-based compensation	-	-	1,646	-	1,646
Net loss	-	-	-	(13,878)	(13,878)
Balance, March 31, 2022	89,566,997	$9	$206,339	$(217,706)	$(11,358)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash Flows from Continuing Operations
Net loss from continuing operations	$(14,626)	$(21,008)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation	445	276
Amortization of intangible assets	-	688
Amortization of Convertible Debenture discount	-	2,954
Interest on convertible debt paid-in-kind	-	2,657
Share-based compensation	1,376	1,940
Change in fair value of warrant liabilities	(6,911)	3,558
Amortization of deferred financing costs and issue discount	771	-
Noncash financing fees	708	-
Changes in operating assets and liabilities:
Accounts receivable	(322)	(425)
Prepaid expenses and other current assets	(2,794)	(21)
Accounts payable and accrued expenses	(3,686)	461
Other current liabilities	-	25
Deferred revenue	497	81
Other	37	(122)
Net cash used in continuing operating activities	(24,505)	(8,936)
Cash Flows from Continuing Investing Activities:
Purchase of property and equipment	(246)	(157)
Deferred development costs	(627)	-
Net cash used in continuing investing activities	(873)	(157)
Cash Flows from Continuing Financing Activities:
Payment of taxes from withheld shares	(32)	(777)
Debt repayments	(27,032)	(65)
Repayment of promissory note - related party	(5,000)	-
Proceeds from issuance of Convertible Debentures (See Note 8)	-	14,510
Proceeds from issuance of securities (See Note 8)	15,000	-
Proceeds from exercise of warrants	4	-
Payment of deferred financing fees	(427)	-
Net cash (used in) provided by continuing financing activities	(17,487)	13,668

Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities	(3,266)	2,258
Net cash provided by (used in) investing activities	31,949	(183)
Net cash used in financing activities	-	(1,473)
Net cash provided by discontinued operations	28,683	602

Net change in cash	(14,182)	5,177
Cash, beginning of period	35,255	10,505
Cash, end of period	$21,073	$15,682
Supplemental Disclosures about Cash Flow Information
Cash paid for interest	$7,872	$-
Cash paid for income taxes	$78	$-
Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of Penny Warrants related to the issuance of Convertible Debentures	-	5,663
Capital expenditures included in accounts payable and accrued expenses	-	118

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data, or as otherwise noted)
March 31, 2022
(Unaudited)

1. Organization, Business Operations and Certain Recent Developments

American Virtual Cloud Technologies, Inc. (“AVCT,” the “Company,” “we,” “us,” or “our”) was incorporated in Delaware on April 7, 2016.

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

On December 1, 2020 (the “Kandy Closing Date”), the Company acquired the Kandy Communications business (hereafter referred to as “Kandy”) from Ribbon Communications, Inc. and certain of its affiliates (“Ribbon”), by acquiring certain assets, assuming certain liabilities of Kandy from Ribbon and acquiring all of the outstanding interests of Kandy Communications LLC.

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

On January 27, 2022, the Company announced that it had executed a definitive agreement to sell Computex, which would complete the Company’s transition to a pure-play cloud communications and collaboration company, centered on the Kandy platform. As a result, Computex was classified as held for sale as of December 31, 2021 and, beginning in December 2021, we began classifying the operations of Computex within discontinued operations. Also, in connection with the planned sale of Computex, we recorded a noncash goodwill impairment charge of $32,100 during the year ended December 31, 2021 which represented the excess of the carrying value of the Computex reporting unit over the expected sale proceeds less costs to sell. On March 15, 2022, the Computex sale was consummated.

Additionally, during the fourth quarter of 2021, the first quarter of 2022 and April 2022, the Company completed the sale of certain securities, including the sale of common stock, preferred stock and warrants. In connection with the sale of these securities, the Company also completed certain share registrations. Two of the six series of warrants were exercised in full soon after they were issued resulting in proceeds of approximately $5.0 million during the year ended December 31, 2021. See Note 8 and Note 16.

Unless otherwise noted, the discussion in these Notes to our condensed consolidated financial statements refers to our continuing operations. Refer to Note 5, Assets held for sale and operations classified as discontinued operations, for additional information.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share data, or as otherwise noted)
March 31, 2022
(Unaudited)

Nature of Continuing and Discontinued Operations

The Kandy cloud communications platform is a cloud-based, real-time communications platform, offering proprietary unified communications as a service (“UCaaS”), communications platform as a service (“CPaaS”), Microsoft Teams Direct Routing as a Service (“DRaaS”), and SIP Trunking as a Service capabilities. Kandy is one of the largest pure-play providers of UCaaS, CPaaS and Direct Routing as a Service (DRaaS) for enterprise customers.

As a provider of cloud-based enterprise services, Kandy deploys a global carrier grade cloud communications platform that supports the digital and cloud transformation of mid-market and enterprise customers across virtually any device, on virtually any network, in virtually any location. The Kandy platform is based on a powerful, proprietary multi-tenant, highly scalable, and secure cloud platform that includes pre-built customer engagement tools, based on web real-time communications technology (“WebRTC technology”) that enables frictionless communications. Further, we support rapid service creation and multiple go to market models including white labelling, multi-tier channel distribution, enterprise direct, and self-service via our SaaS (software as a service) web portals.

Our cloud-based, real-time communications platform enables service providers, enterprises, software vendors, systems integrators, partners and developers to enrich their applications and their services with real-time contextual communications empowering the API (Application Programming Interface) economy. With Kandy’s platform, companies of various sizes and types can quickly embed real-time communications capabilities into their existing applications and business processes, providing a more engaging user experience.

While the cloud communications business is focused on highly complex, medium and large enterprise deployments, the customer experience is augmented by our managed services capabilities. In addition, our strategic partnerships with companies such as AT&T, IBM, and Etisalat give us access to a marquee customer base and the ability to sell end to end solutions.

Computex, classified within discontinued operations, is a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions, through its extensive hardware, software and value-added service offerings.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share data, or as otherwise noted)
March 31, 2022
(Unaudited)

On December 2, 2021, the Company entered into the Credit Agreement with Monroe for a $27,000 Credit Facility (as such terms are defined in Note 7), part of which was used to pay off amounts owing under a prior credit agreement which was assumed as part of the acquisition of Computex. The remainder of the proceeds from the Credit Facility were scheduled to be used for working capital and general business purposes. However, on March 1, 2022, all amounts owing under the Credit Agreement were repaid from the proceeds of a securities sale executed on March 1, 2022 and cash on hand.

On January 27, 2022, the Company announced that it had executed a definitive agreement to sell Computex, which would complete the Company’s transition to a pure-play cloud communications and collaboration company, centered on its Kandy platform. On March 15, 2022, the sale of Computex was consummated. Net proceeds from the sale of Computex, after payment of closing and certain other obligations are being used for working capital and general business purposes.

In addition, as more fully discussed in Note 8, in November and December 2021, the Company completed the sale of certain securities, including the sale of common stock, Series A Preferred Stock and certain warrants. The Company also completed certain share registrations. Certain of the warrants were exercised soon after they were issued, thereby providing additional capital. During the three months ended March 31, 2022, the Company sold additional securities for net cash proceeds of approximately $13,850, which, along with cash on hand, were used to repay all amounts owing under the Credit Agreement. Also, the sale of additional securities to an affiliate of a buyer that owns greater than 5% of the Company’s common stock, was executed on April 14, 2022, which provided additional proceeds of $9,950, after deducting closing costs. See Note 8 for further discussion of such securities.

As of March 31, 2022, the Company had unrestricted cash of $21,073 in its operating bank accounts and positive net working capital of $13,966. As of December 31, 2021, there was a working capital deficit of $7,571, primarily as a result of the classification of certain debt as current, including the Credit Agreement.

The Company believes that cash on hand, as well as proceeds from planned equity and executed debt offerings will provide sufficient liquidity to fund operations for at least one year after the date the financial statements are issued. However, there is no assurance that future funding will be available if and when required or on terms acceptable to the Company. This projection is based on the Company’s current expectations regarding product sales and service, cost structure, cash burn rate and other operating assumptions.

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

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022. The interim results for the period ended March 31, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any future interim periods.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share data, or as otherwise noted)
March 31, 2022
(Unaudited)

The Company has reclassified certain prior period amounts, including the results of discontinued operations and reportable segment information, to conform to the current period presentation. Unless otherwise indicated, amounts provided in these Notes pertain to the Company’s continuing operations. See Note 5, Assets held for sale and operations classified as discontinued, for additional information.

Principles of consolidation

The accompanying condensed consolidated financial statements include the accounts of AVCT and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

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

Significant accounting policies

The significant accounting policies used in preparing these condensed consolidated financial statements were applied on a basis consistent with those reflected in our consolidated financial statements that are included in the annual report on Form 10-K for the year ended December 31, 2021 that was filed with the SEC on April 15, 2022.

Series A, Series B, Series C, Series D and Monroe Warrants as well as the February 2022 Warrants

As more fully discussed and defined in Note 8, in November and December 2021, the Company issued certain Series A, Series B, Series C, Series D and Monroe Warrants in a series of transactions. Also as discussed and defined in Note 8, during the three months ended March 31, 2022, the Company issued the February 2022 Warrants. Such warrants were determined to qualify for treatment under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”).

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. Cash held by the Company in financial institutions regularly exceeds the federally insured limit of $250. At March 31, 2022, cash balances held with a financial institution exceeded the federally insured limit. However, management does not believe this poses a significant credit risk.

Four customers individually accounted for 10% or more of sales from continuing operations during the three months ended March 31, 2022, accounting for an aggregate $2,815 in sales. During the three months ended March 31, 2021, two customers individually accounted for 10% or more of sales from continuing operations, accounting for an aggregate $1,464 in sales.

Three customers individually accounted for 10% or more of trade accounts receivable at March 31, 2022, accounting for an aggregate $7,207 of trade accounts receivable. At December 31, 2021, three customers individually accounted for 10% or more of trade accounts receivable, accounting for an aggregate $6,104 of trade accounts receivable. For trade accounts payable, two vendors individually accounted for 10% or more of trade accounts payable at March 31, 2022, accounting for an aggregate $3,286 of trade accounts payable. At December 31, 2021, two vendors individually accounted for 10% or more of trade accounts payable, accounting for an aggregate $2,527 of trade accounts payable.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share data, or as otherwise noted)
March 31, 2022
(Unaudited)

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

The fair values of warrant liabilities are reflected on the condensed consolidated balance sheets as “Warrant Liabilities.”

The fair values of certain warrants issued in 2017 (the “2017 Private Placement Warrants”) and the warrants underlying certain unit purchase options issued in 2017 (the “2017 EBC Warrants”) were determined using the Black-Scholes model in which the following weighted average assumptions were used for the valuations performed as of March 31, 2022:

○	stock price volatility – 96%

○	exercise price – $11.50

○	discount rate – 2.4202% and 1.1831% for the 2017 Private Placement and 2017 EBC warrants, respectively

○	remaining useful life – 3.02 years and 0.32 years for the 2017 Private Placement Warrants and the 2017 EBC warrants, respectively

○	stock price – $0.935

For the valuation methodologies and significant assumptions used in the valuations of other warrants, see Note 8. The warrant liabilities are considered to be Level 2 valuations.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share data, or as otherwise noted)
March 31, 2022
(Unaudited)

Change in Segment reporting

Effective January 1, 2021, the Company identified two operating segments, Computex and Kandy, pursuant to ASC 280, Segment Reporting, consistent with the information that was presented to the Chief Operating Decision Maker (“CODM”). With the sale of Computex during the three months ended March 31, 2022, the Company began operating as one reportable segment beginning in the second quarter of 2022. Refer to Note 14 for additional information on segments.

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
March 31, 2022
(Unaudited)

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

Entities were required to apply the amendments prospectively to modifications or exchanges that occur on or after the effective date. ASU No. 2021-04 was effective for the Company on January 1, 2022. The adoption had no significant impact on the Company’s financial statements.

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

ASU No. 2019-12 allows companies to treat tax law changes as intraperiod items, rather than as discrete items within the interim period. The adoption of ASU No. 2019-12, which was effective for the Company during the three months ended March 31, 2022, had no significant impact on the Company’s financial statements.

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

On January 26, 2022, the Company entered into an asset purchase agreement to sell substantially all of the assets of its Computex business. Net sale proceeds received for the sale of substantially all of the assets and liabilities of Computex was $32,112.

At December 31, 2021, the assets and liabilities of Computex were classified as held for sale, and the related revenues and expenses are classified as discontinued operations in the accompanying condensed consolidated statements of operations. During 2021, in connection with the planned sale of Computex, the Company compared the expected sales proceeds less costs to sell with the carrying value of the reporting unit and in connection therewith recorded a noncash goodwill impairment charge of $32,100 during the year ended December 31, 2021. The sale of Computex was consummated on March 15, 2022.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(In thousands, except share and per share data, or as otherwise noted)
March 31, 2022
(Unaudited)

Assets and liabilities classified as held for sale at December 31, 2021 consisted of the following:

December 31, 2021
Current assets:
Cash	$4,136
Prepaid expenses	937
Trade receivables (net allowance of $146)	19,965
Inventory	2,737
Assets held for sale - current	27,775
Noncurrent assets:
Property and equipment, net	4,489
Goodwill	6,579
Other intangible assets, net	20,105
Other noncurrent assets	85
Assets held for sale - noncurrent	31,258
Total assets held for sale	$59,033

Current liabilities:
Accounts payable and accrued expenses	$26,023
Deferred revenue	3,214
Liabilities associated with assets held for sale - current	29,237
Long-term liabilities
Other liabilities	102
Liabilities associated with assets held for sale - noncurrent	102
Total liabilities associated with assets held for sale	$29,339

Revenues and expenses classified as discontinued operations consist of the following:

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues:
Hardware	$10,948	$13,910
Third party software and maintenance	1,815	1,450
Managed and professional services	7,214	8,126
Other	165	168
Total revenues	20,142	23,654
Cost of revenue	14,176	17,109
Gross profit	5,966	6,545

Selling, general and administrative	9,520	7,790
Loss from operations	(3,554)	(1,245)
Other (expense) income
Gain on sale of Computex	4,314	-
Interest expense	-	(202)
Other expense	-	(170)
Total other income (expenses)	4,314	(372)
Income (loss) from discontinued operations before income taxes	760	(1,617)
Income tax provision on discontinued operations	(12)	(2)
Net income (loss) from discontinued operations	$748	$(1,619)

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses were as follows as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Accounts payable	$3,581	$3,692
Accrued compensation, benefits and related accruals	5,938	6,412
Accrued professional fees	1,813	1,867
Due to related parties	2,620	2,285
Third party interest accrual	-	2,180
Other	1,672	578
	$15,624	$17,014

7. Long-Term Debt

Credit Agreement

On December 2, 2021, the Company entered into a $27,000 term loan facility (the “Credit Facility”) under a Credit Agreement (the “Credit Agreement”) with Monroe Capital Management Advisors, LLC and certain affiliated entities (“Monroe”), proceeds of which were used, in part, to repay amounts owing under a prior credit agreement, which the Company had assumed when it acquired Computex.

On March 1, 2022, all amounts owing under the Credit Agreement was repaid in full, including related accrued interest and other charges.

The Credit Facility was scheduled to mature on the earlier of (i) December 2, 2022 and (ii) the date on which the Computex Sale was consummated. As part of the Credit Agreement, the Company was required to comply with certain sales milestone terms, conditions and timeframes in connection with the then-pending sale of Computex. In connection with such sales milestone requirements, the Company paid amendment fees of $920 on January 18, 2022 as it was apparent that certain of the milestone dates for the closing of the Computex sale were not going to be met.

Loans under the Credit Facility previously bore interest at a rate equal to, at the Company’s option, either the Base Rate for the interest period in effect for such borrowing plus 10.00% per annum, or the LIBOR Rate for the interest period in effect for such borrowing plus 11.00% per annum. Notwithstanding such interest rates, Monroe was guaranteed a minimum return of $7,290, including a closing fee of $675 that was paid to the administrative agent on the closing date. Additional fees would have been payable if the Credit Facility was not repaid in full by certain dates.

In connection with the closing of the Credit Facility and pursuant to a Subscription Agreement (the “Subscription Agreement”), the Company issued, to certain funds affiliated with Monroe, warrants to purchase, in the aggregate, up to initially 2,519,557 shares of the Company’s common stock at an exercise price of $0.0001 per share (the “Monroe Warrants”). The number of shares of the Company’s common stock issuable upon exercise of the Monroe Warrants is subject to, in addition to customary adjustments for stock dividends, stock splits, reclassifications and the like, adjustment for certain issuances (or deemed issuances) of the Company’s common stock at a price per share below $1.564 while the Monroe Warrants are outstanding, such that the Monroe Warrants will remain exercisable for, in the aggregate, approximately 2.5% of the total number of shares of the Company’s common stock outstanding, calculated on a fully-diluted basis. The Monroe Warrants, which are further discussed in Note 8, were exercisable starting on the date of issuance and will expire on January 31, 2029. The Monroe Warrants were exercisable for an aggregate of 4,613,608 shares of common stock as of March 31, 2022.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

Total long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
Term Note payable to Monroe; guaranteed interest of $7,290	$-	$27,000
Capital lease obligations	72	104
Total long-term debt	72	27,104
Less: unamortized debt issuance costs	$-	(700)
Total notes payable and line of credit, net of unamortized debt issuance costs	72	26,404
Less: current maturities of notes payable and line of credit	(72)	(26,393)
Long-term debt, net of current maturities and unamortized debt issuance costs	$-	$11

Subordinated promissory note – related party

On September 16, 2021, the Company entered into a promissory note in the principal amount of $5,000 (the “2021 Note”). The 2021 Note, which was secured by an affiliate of a shareholder that owns more than five percent of the Company’s shares, was originally scheduled to mature on the earliest of (a) September 16, 2022, (b) the Company’s consummation of a debt financing resulting in the receipt of gross proceeds of not less than $20,000, (c) the Company’s consummation of primary sales of registered equity securities resulting in the receipt of gross proceeds of not less than $20,000, (d) the Company’s consummation of the sale of Computex and (e) the date of any event of default. However, in connection with the closing of the Credit Facility, the 2021 Note was amended to, among other things, revise the definition of the maturity date so that the consummation of the Credit Agreement would not result in its maturity. In consideration of the amendment, the Company paid the lender an amendment fee in the amount of $1,250.

The amended maturity date of the 2021 Note was scheduled to be the earliest of (a) September 16, 2022, (b) the Company’s consummation of primary sales of registered equity securities resulting in the receipt of gross proceeds of not less than $20,000 (c) the Maker’s consummation of the sale of its Computex business unit and (d) the date of any event of default, subject to extension if the Credit Agreement was not paid off as of such date. The 2021 Note became due on March 1, 2022 due to the Company’s sale of registered and equity securities and the early pay off of the Credit Agreement. However, for a waiver fee of $250, the lender extended the maturity date to May 1, 2022. On March 15, 2022, all amounts outstanding under the 2021 Note were paid. The 2021 Note had a minimum required return of 25.00%.

Subordinated promissory note - other

On April 7, 2020, the Company issued a subordinated promissory note of $500 (the “2020 Note”) in partial settlement of a deferred underwriting fee of $3,000. The remaining $2,500 was settled via the issuance of debentures. The 2020 Note, which previously bore interest at the rate of 12.00% per annum and had a maturity date of September 30, 2021, was repaid on November 5, 2021 along with interest accrued as of that date.

8. Stockholders’ (Deficit) Equity, Related Warrants, Debentures and Guaranty

Preferred stock —

During the three months ended March 31, 2022, the Board of Directors created and established a new series of preferred stock, designated as “Series B Convertible Preferred Stock” (the “Series B Preferred”). The authorized number of shares of the Series B Preferred was established at 21,500 with a par value of $0.0001 per share. Series B Preferred shares outstanding as of March 31, 2022, totaled 16,125 shares. The Series B Preferred shares that were issued during the three months ended March 31, 2022 are mandatorily redeemable and are further discussed below.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of March 31, 2022, a total of 89,566,997 shares of common stock were issued and outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

Recent sales of securities

The November Purchase Agreement

On November 2, 2021, the Company entered into a securities purchase agreement (the “November Purchase Agreement”) with a buyer for the purchase and sale of (i) a warrant to purchase up to 5,000,000 shares of the Company’s common stock, subject to increases as described below (the “Series A Warrants”), in a private placement; and (ii) an aggregate of 2,500,000 shares of the Company’s common stock, and a warrant to purchase up to 2,500,000 shares of the Company’s common stock (the “Series B Warrants” and, collectively with the Series A Warrants, the “A&B Warrants”), in a registered direct offering. The aggregate purchase price for the Shares and the A&B Warrants was $5,000.

At the date of issuance, the Series A Warrants had an exercise price of $2.00 per share, were exercisable commencing on the date of issuance, and were scheduled to expire five years from the date of issuance. The Series B Warrants had an exercise price of $2.00 per share, were also exercisable on the date of issuance and were scheduled to expire two years from the date of issuance. The Company had the right to force the holders of the Series B Warrants to exercise such warrants in the event that shares of the Company’s common stock traded at or above $2.40 per share for a period of five consecutive trading days, subject to certain conditions, including equity conditions. Initially, the Series A Warrants were only exercisable for 2,500,000 shares of the Company’s common stock, but upon any exercise of the Series B Warrant, the number of shares issuable upon exercise of the Series A Warrant increased by the number of shares of the Company’s common stock issued upon exercise of the Series B Warrant. Northland Securities, Inc., (the “Placement Agent”) received fees of 7% of the aggregate gross proceeds.

As summarized in the table below, in connection with the Company’s consummation of the Credit Agreement, the exercise price of the A&B Warrants were subsequently reduced to $1.50 per share, the number of warrants were increased and the buyers received certain newly-issued warrants (the “Series C Warrants”). As of the date of the modification, the Company recognized a change in fair value of the warrant liabilities equal to the excess of the fair value of the modified instrument over the previous fair value. The fair value of the Series C Warrants as of the issuance date was considered to be analogous to a financing charge and was included in interest expense.

The December 2021 securities sale

On December 15, 2021, the Company consummated the sale of certain securities pursuant to a securities purchase agreement, dated as of December 13, 2021 between the Company and an investor ( the “Buyer”). At the closing, the Company issued to the Buyer (i) a warrant (the “Series D Warrant”) to purchase up to 15,625,000 shares of the Company’s common stock, in a private placement; and (ii) an aggregate of 7,840,000 shares of the Company’s common stock, and 12,456 shares of Series A Preferred with a stated value of $1,000 per share, initially convertible into 7,785,000 shares of the Company’s common stock at a conversion price of $1.60 per share, in a registered direct offering. The aggregate purchase price paid at the closing for the common stock, the Series A Preferred and the Series D Warrants was $25,000.

The Series D Warrants had an initial exercise price of $2.00 per share, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s common stock, or securities convertible, exercisable or exchangeable for, common stock at a price below the then-applicable exercise price (subject to certain exceptions). The Series D Warrants were exercisable starting on the issuance date and expire on December 15, 2026. The Company has the right to force the buyer to exercise the Series D Warrant in the event the volume weighted average closing price of its common stock is at or above $5.00 per share for a period of three consecutive trading days, subject to certain conditions, including equity conditions.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

The Series A Preferred shares were convertible into shares of the Company’s common stock at the election of the holders at any time at an initial conversion price of $1.60. The conversion price was subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and were subject to price-based adjustments, on a “full ratchet” basis, in the event of any issuances of the Company’s common stock, or securities convertible, exercisable or exchangeable for such common stock at a price below the then-applicable conversion price (subject to certain exceptions). No dividends were payable on the Series A Preferred, except that holders of the Series A Preferred shares would have been entitled to receive any dividends paid on account of the Company’s common stock, on an as-converted basis. The holders of the Series A Preferred had no voting rights on account of the Series A Preferred, other than with respect to certain matters affecting the rights of the Series A Preferred.

In December 2021, the holders of the Series A Preferred exercised their conversion rights and the Series A Preferred Shares were converted to 7,785,000 shares of the Company’s common stock.

February 2022 Purchase Agreement

On February 28, 2022, the Company entered into a securities purchase agreement (the “February 2022 Purchase Agreement”) with a buyer for the purchase and sale of (i) an aggregate of up to 21,500 shares of Series B Preferred with a stated value of $1,000 per share, initially convertible into up to 21,500,000 shares of the Company’s common stock at a conversion price of $1.00 per share, and (ii) warrants (the “February 2022 Warrants”) to purchase up to that number of shares of the Company’s common stock equal to the number of shares of the Company’s common stock into which the shares of Series B Preferred actually sold pursuant to the purchase agreement are initially convertible, in a registered direct offering.

Pursuant to the February 2022 Purchase Agreement, an aggregate of 16,125 shares of Series B Preferred, initially convertible into 16,125,000 shares of the Company’s common stock, together with the February 2022 Warrants, initially exercisable for 16,125,000 shares of the Company’s common stock, were issued and sold at an initial closing on March 1, 2022 (the “Initial Closing”), and the remaining 5,375 Preferred Shares may be issued and sold in one or more subsequent closings (each, an “Additional Closing”), in each case subject to certain closing conditions. The aggregate purchase price paid for such Series B Preferred and the February 2022 Warrants at the Initial Closing was $15,000. The Company can require the buyer to purchase the remaining 5,375 Preferred Shares at an Additional Closing if the Company’s stockholders approve the issuance of all securities issuable pursuant to the February 2022 Purchase Agreement in compliance with the rules and regulations of the Nasdaq Capital Market within a specified period of time after the Initial Closing, subject to certain other closing conditions (including certain equity conditions), and the buyer can require the Company to sell the remaining 5,375 Preferred Shares at one or more Additional Closings, subject to certain conditions. The purchase price for any Preferred Shares sold at an Additional Closing would be approximately $930 per share.

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

As a result of the issuance of the Series B Preferred shares and February 2022 Warrants, the exercise price of the Series A Warrants, the Series B Warrants and the Series D Warrants previously issued by the Company to an affiliate of the buyer was automatically adjusted to $1.00 (with a proportional increase to the number of shares of the Company’s common stock issuable upon exercise of such warrants). Pursuant to the February 2022 Purchase Agreement, such affiliate of the buyer agreed to waive any further anti-dilution adjustment of such existing warrants below $1.00 as a result of the transactions contemplated by the February 2022 Purchase Agreement.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

The Series B Preferred is convertible into shares of the Company’s common stock at the election of the holder at any time at an initial conversion price of $1.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s common stock, or securities convertible, exercisable or exchangeable for, the Company’s common stock at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company is required to redeem the Series B Preferred in 12 equal monthly installments, commencing on April 1, 2022. Subject to certain conditions, including certain equity conditions, the Company may redeem the applicable number of Series B Preferred on each monthly redemption date either in cash, shares of the Company’s common stock or a combination. The number of shares used to redeem any Series B Preferred in such event would be calculated as 88% of the lowest daily volume weighted average price of the Company’s common stock during the eight trading days immediately prior to the payment date. No dividends will be payable on the Series B Preferred, except that holders of the Series B Preferred would be entitled to receive any dividends paid on account of the Company’s common stock, on an as-converted basis, and if a “Triggering Event” (as defined in the certificate of designation of the Series B Preferred) occurs and is continuing, dividends will accrue on each Series B Preferred share at a rate of 15% per annum. The holders of the Series B Preferred have no voting rights on account of the Series B Preferred, other than with respect to certain matters affecting the rights of the Series B Preferred.

Based on an evaluation of ASC 480, the Company has classified the Series B Preferred as stock settled debt and therefore recorded the instrument as a liability on the issuance date, as the instrument is mandatorily redeemable and thus (1) embodies an unconditional obligation (2) requires the Company to settle the unconditional obligation in cash or by issuing a variable number of its common shares and (3) is based on a monetary amount known at inception.

The February 2022 Warrants have an exercise price of $1.00 per share, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s common stock, or securities convertible, exercisable or exchangeable for, the Company’s common stock at a price below the then-applicable exercise price (subject to certain exceptions). If additional shares of Series B Preferred are sold at one or more Additional Closings, the February 2022 Warrants will automatically adjust such that they are exercisable for, in the aggregate, the total number of shares of the Company’s common stock into which all shares of Series B Preferred sold pursuant to the applicable agreement are convertible. The February 2022 Warrants were exercisable on the issuance date and expire five years from the date of issuance.

Pursuant to the requirement to redeem the Series B Preferred in 12 equal monthly instalments, a total of $1,343,750 of the Series B Preferred shares were converted into 1,625,439 shares of the Company’s common stock on April 1, 2022, and, on May 2, 2022, an additional $1,343,750 of the Series B Preferred shares were converted into 2,557,576 shares of the Company’s common stock.

Pursuant to the February 2022 Purchase Agreement, the Company agreed to seek the approval of its stockholders for the issuance of all securities to be issued pursuant to the February 2022 Purchase Agreement, in compliance with the rules of the Nasdaq Capital Market (the “Stockholder Approval”). It was a condition to the Initial Closing that the Company enter into voting agreements (the “February 2022 Voting Agreements”) with certain significant stockholders of the Company (each, a “Significant Stockholder”), pursuant to which each Significant Stockholder agreed, with respect to all of the voting securities of the Company that such Significant Stockholder beneficially owns as of the date thereof or thereafter, to vote in favor of the Stockholder Approval.

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

Pursuant to an engagement letter dated October 16, 2021 between the Company and the Placement Agent, the Company engaged the Placement Agent to act as the Company’s placement agent in connection with the offering and agreed to pay the Placement Agent’s fees of 7% of the aggregate gross proceeds the Company receives in connection with the related private placement and public offering.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

Warrant Summary

The following table summarizes certain required and other disclosures and the status, as of March 31, 2022, of the warrants issued in November and December 2021 and those issued during the three months ended March 31, 2022.

	Series A Warrants	Series B Warrants	Series C Warrants	Monroe Warrants	Series D Warrants	February 2022 Warrants
Date issued	11/5/2021	11/5/2021	12/2/2021	12/2/2021	12/15/2021	3/1/2022
Number of warrants issued at inception	Between 2,500,000 and 5,000,000	2,500,000	1,500,000	2,519,557(3)	15,625,000	16,125,000
Issued in connection with	Sale of 2,500,000 shares of common stock	Sale of 2,500,000 shares of common stock	Modification of Series A Warrants and Series B Warrants	Monroe Credit Facility	Sale of 7,840,000 shares of common stock and 12,456 units of Series A Preferred Stock	Sale of 16,125 units of Series B Preferred Stock
Exercise price on issuance date	$2.00	$2.00	$0.0001	$0.0001	$2.00	$1.00
Exercise price modified after issue date?	Yes	Yes	No	No	Yes	No
Date of most recent modification, if modified	3/1/2022 (5)	12/2/2021	NA - not modified	NA - not modified	3/1/2022 (5)	NA - not modified
Assuming no antidilution triggers occur, maximum number of warrants issuable as of the most recent modification date, if modified	10,000000 (4)	3,333,334	NA - not modified	NA - not modified	31,250,000 (4)	NA - not modified
Most recent modified exercise price, if modified	$1.00	$1.50	NA - not modified	NA - not modified	$1.00	NA - not modified
Maturity date of warrant	11/5/2026	11/5/2023 (1)	12/2/2026	1/31/2029	12/15/2026 (2)	5 years from stockholder approval
Underlying shares registered?	No, on the issuance date; Yes, as of 12/10/21	Yes, beginning on the issuance date	Yes, beginning on the issuance date	No, on the issuance date; Yes, as of 2/9/22	No, on the issuance date; Yes, as of 1/7/22	Yes
Fair value per warrant as of issuance date	$0.92	$0.35	$1.48	$1.48	$0.63	$0.63
Fair value per warrant as of most recent modification date, if modified	$0.61	$0.45	NA - not modified	NA - not modified	$0.59	NA - not modified
Amounts and dates of warrants exercised as of 3/31/22	NA	1,800,000 on 12/10/21 700,000 on 12/29/21 833,334 on 12/30/21	1,500,000 on 12/8/21	NA	NA	NA
Fair value per warrant on exercise date(s)	NA	$0.91 on 12/10/21 $1.00 on 12/29/21 $1.00 on 12/30/21	$1.03 on 12/8/21	NA	NA	NA
Warrants exercisable as of 3/31/22	10,000,001	-	-	4,613,608	31,250,000	16,125,000
Valuation basis	Black-Scholes	Monte Carlo Simulation	Stock price	Stock price	Monte Carlo Simulation	Black-Scholes
Fair value per warrant as of 3/31/22, if outstanding	0.65	NA	NA	0.94	0.62	0.67
Assumptions used in estimating fair values as of 3/31/22:
◦ stock price volatility	95%	NA	NA	NA	95%	95%
◦ exercise price	$1.00	NA	NA	NA	$1.00	$1.00
◦ discount rate	1.55% - 2.43%	NA	NA	NA	1.55% - 2.42%	1.56% - 2.42%
◦ remaining useful life (in years)	4.60 - 4.68	NA	NA	NA	4.71 - 4.79	4.92 - 5.00
◦ stock price	$0.89 - $0.94	NA	NA	$0.94	$0.89 - $0.94	$0.89 - $0.94

(1)	The Company has the right to force the Buyer to exercise the Series B Warrant in the event shares of the Company’s common stock trade at or above $2.40 per share for a period of five consecutive trading days, subject to certain conditions, including equity conditions.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

(2)	The Company has the right to force the Buyer to exercise the Series D Warrant in the event the volume weighted average closing price of the Company’s common stock is at or above $5.00 per share for a period of three consecutive trading days, subject to certain conditions, including equity conditions.

(3)	The number of shares of the Company’s common stock issuable upon exercise of the Monroe Warrants is subject to adjustment for certain issuances (or deemed issuances) of the Company’s common stock at a price per share below $1.564 while the Monroe Warrants are outstanding, such that the Monroe Warrants will remain exercisable for, in the aggregate, approximately 2.5% of the total number of shares of the Company’s common stock outstanding, calculated on a fully-diluted basis.

(4)	For each exercise of the Series B Warrant, the Series A warrants were increased. Accordingly, because 3,333,333 Series B warrants were exercised during 2021, the Series A Warrants increased from 3,333,333 Warrants to 6,666,666 Warrants in 2021. In connection with certain securities sold effective March 1, 2022, the Series A and Series D Warrants increased by 3,333,333 and 15,625,000, respectively, effective March 1, 2022.

(5)	In connection with the February 2022 Purchase Agreement, which was consummated on March 1, 2022 (and which includes the February 2022 Warrants), the holders of the Series A and Series D Warrants agreed to waive any further anti-dilution adjustment of such warrants below $1.00 as a result of any actions taken under the February 2022 Purchase Agreement.

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

On April 7, 2020, the Company, Pensare Sponsor Group, LLC (the “Sponsor”) and certain other initial stockholders of the Company, as well as Stratos Management Systems Holdings, LLC, (“Holdings”), and certain other Investors (as defined below), entered into a Registration Rights Agreement (the “2020 Registration Rights Agreement”). The 2020 Registration Rights Agreement amended, restated and replaced a previous registration rights agreement entered into among AVCT, the Sponsor and certain other initial stockholders of AVCT on July 27, 2017. Pursuant to the terms of the 2020 Registration Rights Agreement, the holders of certain of the Company’s securities, including holders of the Company’s founders’ shares, shares of common stock underlying the Company’s private warrants, shares of common stock underlying the securities issued in the 2020 Private Placement (as defined below) are entitled to certain registration rights under the Securities Act and applicable state securities laws with respect to such shares of common stock, including up to eight demand registrations in the aggregate and customary “piggy-back” registration rights.

Convertible Debentures, related warrants and guaranty

On April 7, 2020, the Company consummated the sale, in a private placement (the “2020 Private Placement”), of units of securities of the Company (“Units”) to certain investors (each, an “Investor”), as contemplated by the terms of the previously disclosed Securities Purchase Agreement, dated as of April 3, 2020 (the “Securities Purchase Agreement”). Each Unit consisted of (i) $1,000 in principal amount of the Company’s Series A convertible debentures (the “Convertible Debentures” or “Debentures”) and (ii) a warrant to purchase 100 shares of the Company’s common stock at an exercise price of $0.01 per whole share (the “Penny Warrants”). The issuances of such securities were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

In addition, in connection with the acquisition of Kandy on December 1, 2020 and pursuant to the terms of the Kandy purchase agreement, the Company, in December 2020, issued 43,778 Units to Ribbon as consideration for the Kandy purchase, sold 10,000 Units to SPAC Opportunity Partners, LLC, a significant shareholder of the Company, and 1,000 Units to a director of the Company. Also, the Company sold 24,000 additional Units between January 1, 2021 and May 27, 2021, including 9,540 Units that were sold to related parties.

Debentures

The Debentures issued on April 7, 2020 had an aggregate principal amount of approximately $43,169 (including $3,000 in aggregate principal amount issued as part of Units sold to MasTec, Inc. (“Mastec”), then a greater than five percent stockholder of the Company, and $20,000 in aggregate principal of which was part of Units issued to Holdings pursuant to the terms of the Computex Business Combination agreement and approximately $8,566 in aggregate principal amount of which was issued to the Sponsor as part of Units issued in exchange for the cancellation of indebtedness previously incurred by the Company to the Sponsor).

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

The Debentures issued in connection with the acquisition of Kandy on December 1, 2020 and pursuant to the terms of the Kandy purchase agreement consisted of aggregate principal amounts of $43,778 issued to Ribbon, $10,000 sold to SPAC Opportunity Partners, LLC, a significant shareholder of the Company, and $1,000 sold to a director of the Company. In addition, between January 1, 2021 and May 27, 2021, $24,000 were sold to various investors (including $9,540 sold to related parties). The Debentures sold in December 2020 and those sold between January 1, 2021 and May 27, 2021 were in the same form as those issued in connection with the acquisition of Kandy.

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

Penny Warrants

The Penny Warrants issued on April 7, 2020 entitled the holders to purchase an aggregate of up to 4,316,936 shares of the Company’s common stock (including warrants to purchase up to 2,000,000 shares, 856,600 shares, and 300,000 shares issued to Holdings, the Sponsor and MasTec Inc., respectively, as part of the Units issued to them), at an exercise price of $0.01 per share.

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

Starting in 2021 and pursuant to the terms of the Penny Warrant agreements, holders of 6,684,061 Penny Warrants exercised their right to convert such Penny Warrants to 6,668,308 shares of common stock. As of March 31, 2022, unexercised Penny Warrants totaled 5,510,675.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

Derivative consideration and other disclosures relating to the Debentures and Penny Warrants

Based on ASC 815, Derivatives and Hedging, the convertible feature of the Debentures issued on April 7, 2020 was not considered a derivative and therefore was not recorded in liabilities, as part of the Debentures, and was not bifurcated. However, an embedded beneficial conversion feature was previously assessed in relation to the Debentures issued in December 2020 and was previously recorded in equity at its intrinsic value with a corresponding debt discount recorded to the Debentures at December 31, 2020. The beneficial conversion feature on such Debentures, which was evaluated in accordance with ASC 470-20 “Debt with Conversion and Other Options” was determined to be $36,983 and arose as a result of the conversion price of such Debentures being below the stock price on the issuance dates. Such debt discount, that was related to the embedded beneficial conversion feature, was limited to the proceeds allocated to the Debentures, and, along with the relative fair value of the Penny Warrants, was recognized as additional paid-in capital and reduced the carrying value of the Convertible Debentures. However, as more fully discussed in Note 4, effective January 1, 2021, the Company early-adopted ASU 2020-06 and, accordingly, the discount related to the beneficial conversion feature was reversed effective January 1, 2021.

Both the Penny Warrants issued on April 7, 2020 as well as the Penny Warrants issued on and after the Kandy acquisition date had qualified as derivatives, but satisfied the criteria for classification as equity instruments, and were bifurcated from the host contract (the Convertible Debentures) and recorded in equity at their relative fair values with a corresponding debt discount recorded to the Debentures.

Prior to the conversion of the Debentures to common stock, the discount (consisting of the relative fair value of the warrants) was being expensed as interest over the then term of the Debentures to increase the carrying value to face value. However, effective September 8, 2021, the remaining unamortized discount was transferred to additional paid in capital in connection with the conversion of the Debentures to shares of common stock. During the three months ended March 31, 2021, the Company recorded accretion of the discount of $2,954, and paid-in-kind interest of $2,657.

9. Related Party Transactions

Services provided by Navigation Capital Partners, Inc.

Effective October 1, 2020, the Company and Navigation Capital Partners, Inc. (“Navigation”), an affiliate of a significant shareholder, entered into an agreement whereby, Navigation provided capital markets advisory and business consulting services to the Company for a fee of $50 per month. As a result, selling, general and administrative expenses for the three months ended March 31, 2022 and 2021 each include $150, related to such agreement; and accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021 include $900 and $750, respectively, in connection therewith.

In addition, the Company’s then President, Kevin Keough, and Mr. Robert Willis, a Company director and Vice Chairman of Capital Markets, provided such services to the Company via Navigation. Accordingly, Mr. Keough and Mr. Willis did not receive any direct compensation from the Company between July 21, 2021 (the effective date of their appointment) and April 21, 2022. Instead, Mr. Keough and Mr. Willis were compensated by Navigation. In consideration for such services provided by Navigation to the Company, Navigation was granted 300,000 restricted stock units (“RSUs”) that were scheduled to vest over four years, similar to time-based RSUs granted to directors in lieu of director’s fees. With respect to such RSU’s issued to Navigation, selling, general and administrative expenses include stock compensation expenses of $180 during the three months ended March 31, 2022.

On April 21, 2022, the agreement with Navigation was terminated and therefore, the RSUs were forfeited prior to any being vested. The unpaid balance of $900, owing under the consulting agreement is to be paid over 9 months at $100 per month, starting on May 1, 2022.

Services provided by True North Advisory LLC

On January 21, 2022, the Company entered into a Services Agreement (the “Services Agreement”) with True North Advisory LLC (“True North”), a company affiliated with Michael Tessler, the Chairman of the Company’s board of directors.

Pursuant to the Services Agreement, among other things, True North provides strategic advice with respect to the Company’s business as requested by the Company from time to time, for a fee of $25 per month, plus reimbursement for out-of-pocket expenses. As a result, selling, general and administrative expenses for the three months ended March 31, 2022 include $34, related to such agreement. The Services Agreement has an initial term of three months, after which it will continue on a month-to-month basis until terminated by either party on 30 days’ prior notice. The Services Agreement contains customary mutual provisions regarding confidentiality and ownership of intellectual property.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

Transactions with Ribbon

Pursuant to a transition services agreement entered into with Ribbon in connection with the acquisition of Kandy, accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021 include $1,330 and $799 due to Ribbon for professional fees provided and certain software and other support. As of March 31, 2022, accounts payable and accrued expenses include $390 due to Ribbon for reimbursable expenses in excess of collections, professional fees provided and certain software and other support. Prepaid expenses and other current assets as of December 31, 2021 include $190 due from Ribbon for collections in excess of reimbursable expenses.

Included in the consolidated statement of operations are certain revenues for services provided to Ribbon, certain expenses for services provided by Ribbon and certain expenses for rental of office space from Ribbon. The expenses for services provided by Ribbon relate primarily to service fees for certain services provided as part of the transition services agreement and purchases of certain software support. The following summarizes such revenue and expenses:

	Three Months Ended
	March 31, 2022	March 31, 2021

Revenue earned from Ribbon	$62	$-
Service fees charged by Ribbon:
Cost of revenue	$-	$355
Research and development	-	99
Selling, general and administrative expenses	517	469
	517	923
Rent and services purchased from Ribbon:
Cost of revenue	487	-
Selling, general and administrative expenses	189	141
	676	141

Certain Debentures

Certain Debenture interest is separately identified as related party amounts on the condensed consolidated statements of operations. As indicated in Note 8, the Debentures were converted to common stock on September 8, 2021. Accordingly, there were no Debentures outstanding as of March 31, 2022.

The 2021 Note

The 2021 Note, which was secured by a related party, is discussed in Note 7 and is separately identified on the condensed consolidated balance sheet at December 31, 2021. The related interest expense for the three months ended March 31, 2022 of $764 is included in “Interest expense – related parties” in the consolidated statement of operations. As of December 31, 2021, “Accounts payable and accrued expenses” includes related accrued interest of $736. In March 2022, all amounts owing under the 2021 Note were repaid in connection with the sale of Computex.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

10. Revenue Recognition

In the following tables, revenue is disaggregated by geographies and by verticals (or sector).

	Three Months Ended
	March 31, 2022	March 31, 2021
Geography
Domestic	$2,758	$2,613
International	1,336	900
Total revenues	$4,094	$3,513

Revenues by Verticals (or Sector)
Finance	$16	$219
Manufacturing and logistics	7	10
Public sector	327	339
Technology service providers	3,744	2,945
Total revenues	$4,094	$3,513

Revenues by geography, in the table above, is generally based on the “ship-to address,” with the exception of certain services that may be performed at, or on behalf of, multiple locations, which are categorized based on the “bill-to address.”

Contract liabilities and remaining performance obligations

The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. At March 31, 2022 and December 31, 2021, the contract liability balance (deferred revenue) was $579 and $82, respectively. All of the performance obligations related to such deferred revenue as of March 31, 2022 are expected to be performed within 12 months and consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing the services.

11. Share-Based Compensation

The American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Plan”) provides for the issuance of stock options, stock appreciation rights, RSUs and other share-based awards. Stock options have a maximum term of ten years from the grant date.

As of March 31, 2022, a total of 5,794,500 shares had been authorized for issuance under the Plan, of which 147,000 shares remained available for issuance. The RSUs were issued to certain directors, employees and, in one case, a contractor, and can only be settled in shares. RSUs awarded to directors are time-based. RSUs issued to non-directors are 50% time-based and 50% performance-based. Generally, the awards vest over 3 or 4 years. The time-based awards vest on each grant date anniversary, while the performance-based awards vests on December 31st of each year, if the market condition (stock price target) is met. If the market condition attached to the performance-based awards is not met in any year, the eligibility is delayed until the market condition is met, except that the market condition must be met by the second anniversary of the first target date, in the case of awards that vest over 3 years, and by the third anniversary of the first target date, for those awards that vest over 4 years.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

The following summarizes RSU activity between January 1, 2022 and March 31, 2022:

		Weighted Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding at January 1, 2022	2,693,338	$4.52
Granted	1,456,463	$1.96
Vested and delivered	(193,333)	$3.32
Vested, not delivered	(422,500)	$3.89
Forfeited	(8,334)	$4.62
Unvested RSUs at March 31, 2022	3,525,634	$3.26

Awards outstanding in the table above consist of 2,950,417 time-based awards and 575,217 performance-based awards and exclude 361,032 performance-based RSUs that have been awarded but deemed not granted as the performance targets have not yet been determined. Share-based compensation expenses recognized were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cost of revenue	$54	$104
Research and development	152	215
Selling, general and administrative expenses	1,170	1,621
	$1,376	$1,940

Selling, general and administrative expenses for the three months ended March 31, 2022, in the table above, include $180 of stock compensation expense for services rendered by a shareholder that owns more than five percent of the Company’s shares.

12. Reconciliation of Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Loss from continuing operations, net of tax	$(14,626)	$(21,008)
Income (loss) from discontinued operations, net of tax	748	(1,619)
Net loss	$(13,878)	$(22,627)
Weighted average shares outstanding, basic and diluted	88,939,322	19,988,822
Basic and diluted (loss) income per common share
Continuing operations	$(0.16)	$(1.05)
Discontinued operations	0.01	(0.08)
Net loss per common share	$(0.16)	$(1.13)

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

Since their inclusion would have been antidilutive, excluded from the computation of diluted net loss per share, were the following, were they to be converted:

	Three Months Ended
	March 31, 2022	March 31, 2021
Series A Warrants	10,000,000	-
Series D Warrants	31,250,000	-
February 2022 Warrants	16,125,000	-
Monroe Warrants	4,613,608	-
Public Warrants	15,525,000	15,525,000
2017 Private Placement and 2017 EBC Warrants	11,187,500	11,187,500
Penny Warrants	5,510,675	11,245,736
Shares underlying certain unit purchase options (issued in 2017)	1,485,000	1,485,000
Unvested RSUs	3,886,666	4,668,750
Vested, not delivered RSUs	422,500	-
Shares underlying Debentures	-	34,437,182
	100,005,949	78,549,168

13. Income Taxes

The Company's effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was -0.04% and -0.01%, respectively. The effective tax rate for both periods differed from the federal statutory rate due to state taxes and the Company's full valuation allowance.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

14. Segments

The Company’s reportable segments during the three months ended March 31, 2022 were Computex and Kandy. Computex is a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions, through its extensive hardware, software and value-added service offerings. As previously indicated, Computex was sold in March 2022, and therefore its results are classified within discontinued operations.

Kandy is a provider of cloud-based enterprise services that deploys a carrier grade proprietary cloud communication platform that supports UCaaS and CPaaS for mid-market and enterprise customers across a proprietary multi-tenant, highly scalable cloud platform. The Kandy platform also includes pre-built customer engagement tools, based on WebRTC technology, known as Kandy Wrappers. Kandy provides white-labeled services to a variety of customers including communications service providers and systems integrators.

Presented below is certain information by reportable segment. The Company uses the same accounting policies for each reportable segment as it uses for the Company as a whole. The chief operating decision makers evaluate the performance of each reportable segment based on revenue and a measure that approximates income/loss from operations. There was no intersegment revenue during the three months ended March 31, 2022 and 2021. Revenues presented in the table below are from external customers only. Certain corporate expenses are not allocated to the segments. Such corporate expenses consist primarily of executive and certain other compensation, professional and legal fees, insurance, interest and other financing expenses.

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
	Computex	Kandy	Consolidated	Computex	Kandy	Consolidated
	Discontinued		Continuing	Discontinued		Continuing
	Operations		Operations	Operations		Operations
Revenues:
Hardware	$10,948	$-	$-	$13,910		$-
Third party software and maintenance	1,815	-	-	1,450		-
Managed and professional services	7,214	291	291	8,126	375	375
Cloud subscription and software	-	3,803	3,803	-	3,138	3,138
Other	165	-	-	168	-	-
Total revenues	20,142	4,094	4,094	23,654	3,513	3,513
Cost of revenue	14,176	4,836	4,836	17,109	3,684	3,684
Gross profit (loss)	5,966	(742)	(742)	6,545	(171)	(171)
Research and development	-	4,510	4,510	-	4,494	4,494
Selling, general and administrative	9,520	4,079	4,079	7,790	2,921	2,921
Loss from operations	$(3,554)	$(9,331)	$(9,331)	$(1,245)	$(7,586)	$(7,586)
Selling, general and administrative - Corporate			(2,995)			(4,217)
Loss from operations per condensed consolidated statement of operations			$(12,326)			$(11,803)

	March 31, 2022
	Computex	Kandy	Corporate	Consolidated

Goodwill	$-	$10,468	$-	$10,468
Long-lived assets	-	4,487	66	4,553
Total assets	2,615	26,457	23,483	52,555

	December 31, 2021
	Computex	Kandy	Corporate	Consolidated
	(Held for sale)

Goodwill	$6,579	$10,468	$-	$10,468
Long-lived assets	4,489	4,678	75	4,753
Total assets	59,033	25,454	33,416	58,870

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2022

(Unaudited)

	March 31, 2022
	Computex	Kandy	Corporate	Consolidated
	(Held for sale)

Capital expenditures	$163	$246	$-	$246

15. Commitments and Contingencies

Registration Rights

See Note 8 for a discussion of certain registration rights.

Contingencies

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of March 31, 2022, and through the filing date of this report, the Company does not believe the resolution of any legal proceedings or claims of which it is aware or any potential actions will have a material effect on its financial position, results of operations or cash flows.

16. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are issued.

April 2022 Purchase Agreement

On April 14, 2022, the Company entered into a securities purchase agreement (the “April 2022 Purchase Agreement”) with an affiliate of a buyer that owns greater than 5% of the Company’s common stock for the purchase and sale of a new series of senior secured convertible notes of the Company, in the aggregate original principal amount of $12,000 (the “Convertible Notes”). The transaction was funded on April 19, 2022. The Convertible Notes are convertible into shares of the Company’s common stock. The purchase price of the Convertible Notes was $10,000 and net proceeds received totaled $9,950.

The Convertible Notes rank senior to all outstanding and future indebtedness of the Company and are secured by a first priority perfected security interest in all of the existing and future assets of the Company and its direct and indirect Subsidiaries, including a pledge of all of the capital stock of certain Subsidiaries.

The maturity date of the Convertible Notes is October 1, 2023, and no interest shall accrue on the Convertible Notes, unless an event of default (as defined in the Convertible Notes) has occurred. From and after the occurrence and during the continuance of any such event of default, interest shall accrue at the rate of 15.00% per annum. The Company will be required to redeem $800 of the outstanding amounts under the Convertible Notes on a monthly basis, commencing on August 1, 2022, until the maturity date of October 1, 2023, on which date all amounts that remain outstanding will be due and payable in full. Subject to certain conditions, including certain equity conditions, the Company may pay the amount due on each monthly redemption date, and the final amount due at maturity, either in cash, shares of the Company’s common stock or a combination. The number of shares used to pay any portion of the Convertible Notes in such event would be calculated as 88% of the lowest daily volume weighted average price of the common stock during the eight trading days immediately prior to the payment date. The Convertible Notes may not be prepaid by the Company, other than as specifically permitted by the Convertible Notes.

Services provided by Saw Holdings, LLC

Effective April 1, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Saw Holdings, LLC (“Saw Holdings”), a company affiliated with Robert Willis, a member of the Company’s board of directors.

Pursuant to the Consulting Agreement, Saw Holdings is providing consulting and capital markets advisory services to the Company for a fee of $25 per month, plus reimbursement for out-of-pocket expenses. The Consulting Agreement has an initial term of three months, after which it may continue on a month-to-month basis until terminated. The Consulting Agreement contains customary mutual provisions regarding confidentiality and ownership of intellectual property.

Other than as disclosed in this Note and as may be disclosed elsewhere in the Notes to the financial statements, there have been no subsequent events that require adjustment or disclosure in the condensed consolidated financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performances, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performances or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to Part II, Item 1A of this Quarterly report and the Risk Factors section of our Annual Report on Form 10-K filed on April 15, 2022 with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a Delaware-incorporated entity with operating locations in Ottawa, North Carolina and Mexico City as of March 31, 2022.

On April 7, 2020, AVCT (formerly known as Pensare Acquisition Corp.), consummated a business combination transaction (the “Computex Business Combination”) in which it acquired Stratos Management Systems, Inc. (“Computex”), an operating company that does business as Computex Technology Solutions. In connection with the Computex Business Combination, the Company changed its name to American Virtual Cloud Technologies, Inc.

On December 1, 2020, we acquired the Kandy Communications business (hereafter referred to as “Kandy”) from Ribbon Communications, Inc. and certain of its affiliates (“Ribbon”), by acquiring certain assets and assuming certain liabilities of Kandy from Ribbon and acquiring all of the outstanding interests of Kandy Communications LLC. Kandy, a provider of cloud-based enterprise services, globally deploys a white-label, carrier-grade cloud-based platform for unified communications as a service (“UCaaS”), communications platform as a service (“CPaaS”), Microsoft Teams Direct Routing as a Service (“DRaaS”), and SIP Trunking as a Service capabilities for mid-market and enterprise customers across a proprietary multi-tenant, highly scalable cloud platform. The Kandy platform also includes pre-built customer engagement tools, based on web real-time communications technology (“WebRTC technology”), known as Kandy Wrappers, and provides white-labeled services to a variety of customers including communications service providers and systems integrators. With Kandy, companies can quickly embed real-time communications capabilities into their existing applications and business processes.

Kandy

As a provider of cloud-based enterprise services, Kandy deploys a global carrier grade cloud communications platform that supports the digital and cloud transformation of mid-market and enterprise customers across virtually any device, on virtually any network, in virtually any location. The Kandy platform is based on a powerful, proprietary multi-tenant, highly scalable, and secure cloud platform that includes pre-built customer engagement tools, based on WebRTC technology that enables frictionless communications. Further, we support rapid service creation and multiple go to market models including white labelling, multi-tier channel distribution, enterprise direct, and self-service via our SaaS (software as a service) web portals.

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

On January 27, 2022, the Company announced that it had executed a definitive agreement to sell Computex and on March 15, 2022, the sale of Computex was consummated, completing the Company’s transition to a pure-play cloud communications and collaboration company, centered on the Kandy platform. As a result, Computex was classified as held for sale as of December 31, 2021 and its operations are classified as discontinued operations in the condensed consolidated statement of operations. During fiscal year 2021, we recorded a noncash goodwill impairment charge of $32.1 million due to the planned sale of Computex at that time, which represented the excess of the carrying value of the Computex reporting unit over the expected sale proceeds less costs to sell. Net proceeds from the sale of Computex after payment of closing obligations and certain indebtedness, are being used for working capital and general business purposes.

In the condensed consolidated financial statements, the results of operations of Computex for current and prior periods are separated and classified as discontinued operations. This management’s discussion and analysis of financial condition and results of operations primarily focuses on the Company’s continuing operations and so, unless otherwise indicated, amounts discussed herein, pertain to the Company’s continuing operations.

Other Recent developments

On December 2, 2021, the Company entered into a credit agreement (the “Credit Agreement”)with Monroe Capital Management Advisors, LLC and certain affiliated entities (“Monroe”) for a $27.0 million credit facility, Then, in the first quarter of 2022, using proceeds from a securities sale executed on March 1, 2022, along with cash on hand, all amounts owing under the Credit Agreement were repaid.

Additionally, as more fully discussed in Note 8 and Note 16 of the Notes to the condensed consolidated financial statements, during the fourth quarter of fiscal year 2021, the first quarter of 2022 and April 2022, the Company completed the sale of certain securities, including the sale of common stock, preferred stock and warrants. In connection with the sale of these securities, the Company also completed certain share registrations. Two of the six series of warrants were exercised in full soon after they were issued resulting in proceeds of approximately $5.0 million during fiscal year 2021.

Growth strategy

The acquisition of Kandy has given us the opportunity to provide a full suite of UCaaS and CPaaS products to serve the rapidly growing cloud communications market.  Customers today demand a highly reliable, secure, and scalable communications platform along with a world class customer experience.

With demand for cloud technology increasing, we believe that the already sizable total addressable market (TAM) for cloud communications is on track to continue to expand and we believe that we are positioned to monetize mega trends in enterprise cloud communications, gain market share as a premier white-label cloud communications provider.

Certain areas of our growth plan, which also includes continued investment in research and development, are as follows:

●	Channel (white label) - Target technology providers, such as Service Providers (SPs), Resellers, Independent Software Vendors (ISVs), and System Integrators (SIs) through

○	Partners that are looking to white label or resell cloud technologies, which we believe offer significant opportunity to grow revenue with existing partners while identifying new ones.
○	Strategic Alliances with companies looking to co-invest to monetize cloud communication technology; and

●	Organically - By targeting select vertical markets with high growth potential for example, government, retail, financial, & healthcare

●	Inorganically - By making selective acquisitions to expand the use of the Kandy platform and distribution channels.

Key trends affecting our results of operations

The following are key trends that we believe can positively impact our results of operations:

●	The acceleration of digital transformation

●	The change in how people work, including the “work from anywhere” mindset

●	The increased complexity in mid & large enterprises and the desire by enterprises for integrated internal and external communications for UCaaS, CPaaS, and DRaas

●	The demand for services similar to Teams, Zoom and WebEx, and partners that can add to and/or complement such tools and players

●	The trend towards CPaaS technology – Product developers & Independent Software Vendors (ISVs) are increasingly seen as the influencers

●	The general trend towards movement to the cloud

●	The recognition that certain IT services provide the opportunity of funding via recurring payments over a period of time, rather than large upfront payments

●	The increasing use of multi-cloud strategies, whereby cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, provide the core foundation of modern IT

●	The explosive growth in remote workforce needs.

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

Nature of revenue categories discussed below:

Cloud subscription and software revenue represent subscriptions to the Company’s cloud-based technology platform as well as revenue from the Company’s on-premise software.

Professional and managed services revenue include services provided to our customers to assist them with the integration of our products to their network.

Financial statement presentation and results of operations

The consolidated financial statements of the Company include the accounts of AVCT and its wholly-owned subsidiaries. In the discussion that follows, we will refer to the three months ended March 31, 2022 and 2021 as the “1st quarter of 2022” and the “1st quarter of 2021,” respectively).

1st quarter of 2022 versus the 1st quarter of 2021

	1st Quarter of
	2022	2021
Revenues:
Cloud subscription and software	$3,803	$3,138
Managed and professional services	291	375
Total revenues	4,094	3,513
Cost of revenue	4,836	3,684
Gross profit	(742)	(171)
Research and development	4,510	4,494
Selling, general and administrative	7,074	7,138
Loss from continuing operations	(12,326)	(11,803)
Other (expense) income
Change in fair value of warrant liabilities	6,911	(3,558)
Interest expense (1)	(9,168)	(5,628)
Other expense	(37)	(16)
Total other expenses	(2,294)	(9,202)
Net loss from continuing operations before income taxes	(14,620)	(21,005)
Provision for income taxes	(6)	(3)
Net loss from continuing operations, net of tax	(14,626)	(21,008)
Net income (loss) on discontinued operations, net of tax	748	(1,619)
Net loss	$(13,878)	$(22,627)

(1)	Interest expense in the 1st quarter of 2022 and 2021 include related party interest of $764 and $4,845, respectively.

Net loss from continuing operations, net of tax

Net loss from continuing operations, net of tax for the 1st quarter of 2022 was $14.6 million compared with $21.0 million in the 1st quarter of 2021. Discussed below are the revenue and expense factors that primarily contributed to the quarter over quarter change.

Cloud subscription and software revenue

Cloud subscription and software revenue, which represents revenue from subscriptions to the Company’s cloud-based technology platform as well as revenue from the Company’s on-premise software, was $3.8 million in the 1st quarter of 2022 compared to $3.1 million in the 1st quarter of 2021, an increase of 21.2%. The increase is primarily attributable to an increase in UCaaS seats by 4 of our customers.

Managed and professional services revenue

Managed and professional services revenues was essentially flat at $0.3 million in the 1st quarter of 2022 compared to $0.4 million in the 1st quarter of 2021

Total revenue, cost of revenue and gross margin

Aggregate revenue for the two categories of product lines together was $4.1 million in the 1st quarter of 2022, an increase of 16.5% compared with the 1st quarter of 2021.

Cost of revenue increased $1.1 million from $3.7 million in the 1st quarter of 2021 to $4.8 million in the 1st quarter of 2022, primarily as a result of a $1.1 million increase in platform software support and a $0.5 million increase in employee-related costs, partially offset by a $0.3 million decrease in professional fees and a $0.3 million decrease in amortization of intangibles.

The aggregate gross margin in both quarters was negative as the Company continues to ramp up operations as part of its strategic investment in the Kandy platform. Direct expenses primarily consist of labor costs and costs of software support, both of which are primarily fixed.

Research and development

The Company began recognizing research and development expenses when it acquired Kandy in December 2020. In both the 1st quarter of 2022 and the 1st quarter of 2021, research and development expenses was $4.5 million. Research and development expenses consists of costs related to certain proprietary software incurred in an agile software environment with releases broken down into several iterations called sprints involving short cycles of development (typically 4-6 weeks in duration) in which the research and development teams create potentially shippable products. Currently, such costs are expensed as incurred, and include personnel-related costs, depreciation related to engineering and test equipment, allocated costs of facilities and information technology, outside services and consultants, supplies, software tools and product certification.

Selling, general and administrative expenses

Selling, general and administrative expenses for the 1st quarter of 2022 and the 1st quarter of 2021 consisted of the components in the following table (in thousands):

	1st Quarter of		Increase
	2022	2021	(decrease)
Salaries, benefits, subcontracting & personnel administration costs	$3,527	$4,449	$(922)
Building occupancy costs, utilities, office supplies & repairs and maintenance	249	130	119
Sales and marketing	637	452	185
Professional fees	1,713	1,336	377
Insurance	653	449	204
Other	295	322	(27)
	$7,074	$7,138	$(64)

Selling, general and administrative expenses was $7.1 million in both the 1st quarter of 2022 and the 1st quarter of 2021.

The decrease in salaries and related costs was a result of a reduction in corporate headcount, due to a reduction in executive and other headcount, partially offset by an increase in salaries at the Kandy business unit due to an increase in headcount. Corporate salaries and related costs decreased $1.7 million, while such costs at the Kandy business unit increased $0.7 million. Professional fees increased due to increased financing activities, in the 1st quarter of 2022, that required the services of legal and other professionals.

Change in fair value of warrant liabilities

The change in the fair value of warrant liabilities in the 1st quarter of 2022 and 2021 represent mark-to-market fair value adjustments related to certain warrants, and primarily fluctuate due to changes in and the volatility of the Company’s stock price. Such changes primarily result from changes in the Company’s stock price. The income statement amounts in the 1st quarter of 2022 and 2021 consisted of the following:

	1st Quarter of
	2022	2021
	Expense (income)
Series A Warrants	$(3,603)	$-
Series D Warrants	(157)	-
Monroe Warrants	(1,808)	-
February 2022 Warrants	645
2017 Private Placement and EBC Warrants	(1,988)	3,558
	$(6,911)	$3,558

Interest expense

Interest expense in the 1st quarter of 2022 increased $3.6 million from $5.6 million in the 1st quarter of 2021 to $9.2 million in the 1st quarter of 2022, primarily as a result of interest and financing fees related to the Credit Agreement entered into on December 2, 2021. The Credit Agreement is more fully discussed in Note 7 of the Notes to the condensed consolidated financial statements. All amounts owing under the Credit Agreement were paid on March 1, 2022.

Interest expense consisted of the following (in thousands):

	1st Quarter of
	2022	2021
Interest expense and financing fees - Credit Agreement	$6,870	$-
Amortization of deferred financing costs and issue discount - February 2022 Warrants	1,431	-
Interest and extension fee on related party promissory note	764	-
Amortization of debenture discount	-	2,954
Debenture interest paid-in-kind	-	2,657
Other	103	17
	$9,168	$5,628

The paid-in-kind interest and amortization of debenture discount in the 1st quarter of 2021, in the table above, related to Debentures that were fully converted to common stock during the 3rd quarter of 2021 (on September 8, 2021), but which prior to conversion, bore interest at the rate of 10.00% per annum compounded quarterly.

Net income (loss) on discontinued operations, net of tax

Net income on discontinued operations, net of tax, for the 1st quarter of 2022 was $0.7 million compared with a net loss on discontinued operations, net of tax, for the 1st quarter of 2021 of $1.6 million. The change from a net loss in the 1st quarter of 2021 to net income in the 1st quarter of 2022 was due to the gain on sale of Computex of $4.3 million that was recorded in the 1st quarter of 2022, partially offset by a $1.7 million increase in selling, general and administration expenses and a $0.6 million decrease in gross profit. The increase in selling, general and administrative expenses in the 1st quarter of 2022 was primarily due to severance and certain other employee compensation that were incurred as a result of the sale of Computex.

Benefit/provision for income taxes

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the three-year cumulative loss for the March 31, 2022 and March 31, 2021 periods. Such objective negative evidence outweighed the positive evidence identified by the Company. On the basis of this evaluation, the Company maintained a full valuation allowance as of March 31, 2022 and March 31, 2021. Based on the Company’s evaluation, it was determined that no uncertain tax positions existed as of March 31, 2022 or March 31, 2021.

Liquidity and Capital Resources

Overview

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under the Prior Credit Agreement. From time to time, the Company may also choose to access the debt and equity markets to fund acquisitions to diversify its capital sources. The Company’s current principal capital requirements are to fund working capital and make investments in line with its business strategy. At March 31, 2022, the Company had unrestricted cash of $21.1 million in its operating bank account. The cash balance at December 31, 2021 was $31.1 million. At March 31, 2022, there was a positive working capital balance of $14.0 million (excess of current assets over current liabilities) compared with a working capital deficit (excess of current liabilities over current assets) of $7.6 million at December 31, 2021, primarily as a result of the classification of certain debt as current, primarily, the Credit Agreement and a promissory note. The positive working capital of $14.0 million as of March 31, 2022 reflects an improvement over the working capital deficit of $7.6 million as of December 31, 2021, primarily as a result of the payoff, in the 1st quarter of 2022, of the amounts owing under the Credit Agreement, which were partly paid off from the issuance of equity securities and long-term liabilities.

The cash balances and working capital were impacted by the following events or actions, which together contributed to the net improvement in working capital discussed above:

●	A cash capital raise of $24.0 million via the sale of units (consisting of convertible debentures (“Debentures”) and certain penny warrants) to fund expansion, capital expenditures and working capital. Pursuant to the terms of the Debentures, on September 8, 2021, the Debentures with related accrued interest were converted to shares of common stock. See Note 8 of the Notes to the condensed consolidated financial statements for additional information.

●	The entry into and subsequent repayment of the Credit Agreement with Monroe. Such Credit Agreement was entered into on December 2, 2021, for a $27 million term loan facility, to fund working capital, other general business activities and pay off amounts owing under a prior credit agreement that the Company previously assumed when it acquired Computex. The payoff of amounts owing under the prior credit agreement, which consisted of a line of credit balance and a term loan, was $12.8 million, in aggregate. Interest on the Credit agreement was payable monthly at the rate of 12% per annum. However, the lenders under the Credit Agreement were guaranteed a minimum return of $7.3 million. On March 1, 2022, all amounts under the Credit Agreement were repaid, including the unpaid amounts of the minimum return, and the Credit Agreement was terminated.

●	The issuance and repayment of a $5.0 million subordinated promissory note (the “2021 Note”), which was entered into on September 16, 2021, was secured by an affiliate of a shareholder that owns more than five percent of the Company’s common stock and was repaid on March 15, 2022. The 2021 Note, which had a minimum return of 25%, became due on March 1, 2022, due to the Company’s sale of registered equity securities and the early pay-off of the Credit Agreement. However, for a waiver fee of $250,000, the lender extended the maturity date to May 1, 2022, and on March 15, 2022, the 2020 Note was paid in full using proceeds received from the sale of Computex.

●	The receipt of gross proceeds of $5.0 million (before deduction of offering costs), in November 2021, from the sale to an institutional investor in a registered direct offering, of 2,500,000 shares (the “Registered Shares”) of common stock at a purchase price of $2.00 per share. At the closing of such sale, the Company issued to the buyer, in addition to the 2,500,000 shares of the Company’s common stock: (i) a warrant to purchase up to 5,000,000 shares of the Company’s common stock (the “Series A Warrant”) and (ii) a warrant to purchase up to 2,500,000 shares of the Company’s common stock (the “Series B Warrant”). The Series A Warrant and the Series B Warrant were each exercisable at an initial exercise price of $2.00. However, the number of such warrants were later increased, the exercise price of each was reduced to $1.50 per share and the buyer received warrants to purchase 1,500,000 shares of the Company’s common stock (the “Series C Warrants”) at an exercise price of $0.001 per share. Subsequent to December 31, 2021, the exercise price of the Series A and Series B Warrants were reduced to $1.00 per share (with a proportional increase to the number of shares of the Company’s common stock issuable upon exercise of such warrants). See Note 8 of the Notes to the condensed consolidated financial statements for further discussion of the Series A and Series B warrants, including a discussion of the modifications that occurred during 2021. In December, the Company received an additional $5.0 million in gross proceeds from the subsequent exercise of the Series B Warrants.

●	The repayment of a subordinated note of $0.5 million along with related accrued interest in November 2021.

●

The receipt of gross proceeds of $25.0 million (before deduction of offering costs), in December 2021, from the sale of securities consisting of 7,840,000 shares of common stock, 12,456 units of convertible preferred stock and certain Series D Warrants to purchase up to 15,625,000 shares of the Company’s common stock at an exercise price of $2.00 per share. See Note 8 of the Notes to the condensed consolidated financial statements for further discussion of such securities.

●	The receipt of gross proceeds of $15.0 million on March 1, 2022, representing the first tranche of a sale of securities in connection with a February 28, 2022 securities purchase agreement (the “February 2022 Purchase Agreement”) entered into with a buyer. See Note 8 of the Notes to the condensed consolidated financial statements for further discussion of such securities.

Subsequent to March 31, 2022, cash on hand and working capital was positively impacted by the sale in April 2022 of additional securities, which resulted in net cash proceeds of $9.9 million. See Note 16 of the Notes to the condensed consolidated financial statements for further discussion of such securities.

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

Cash flows (1st quarter 2022 and 1st quarter 2021)

Operating activities

Net cash used in continuing operating activities was $24.5 million and $8.9 million in the 1st quarter of 2022 and 2021, respectively, and primarily consisted of cash used in Kandy’s operating activities, including its research and development activities, interest and certain financing costs, professional fees and other corporate support. The increase in the 1st quarter of 2022 was impacted by cash interest and other financing costs of $7.7 million primarily related to the Credit Agreement that was repaid in the 1st quarter of 2022.

Investing activities

Cash used in continuing investing activities was $0.9 million and $0.2 million in the 1st quarter of 2022 and 2021, respectively, which consisted of capital spending. For the 1st quarter of 2022, this included expenditure on an enterprise resource planning and customer relationship management system (commonly called ERP and CRM systems).

Financing activities

Cash used in continuing financing activities was $17.5 million in the 1st quarter of 2022 and consisted of debt repayments of $27.0 million and payment of deferred financing fees of $0.4 million, partially offset by proceeds of $15.0 million from the issuance of securities.

Cash provided by continuing financing activities was $13.7 million in the 1st quarter of 2021 and consisted primarily of $14.5 million from the issuance of Debentures, partially offset by $0.8 million of tax payment for withheld shares associated with vested restricted stock units issued under the Company’s equity incentive plan.

Cash flows from discontinued operations

Net cash used in discontinued operating activities was $3.3 million in the 1st quarter of 2022 and was impacted by certain severance and other related employee compensation that were incurred as a result of the sale of Computex. Net cash provided by discontinued operating activities was $2.3 million in the 1st quarter of 2021 and was impacted by positive cash flows related to accounts receivable and accounts payable.

Net cash provided by discontinued investing activities was $31.9 million in the 1st quarter of 2022 and consisted primarily of proceeds received from the sale of Computex. Net cash used in discontinued investing activities was $0.2 million in the 1st quarter of 2021 and consisted of capital spending.

Net cash used in discontinued financing activities was $1.5 million in the 1st quarter of 2021, which primarily consisted of debt repayments.

Off-Balance Sheet Arrangements

On March 31, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and had not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies, Judgements and Estimates

There were no significant changes to our critical accounting policies and estimates from those disclosed in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2021.

Recent Accounting Pronouncements Issued and Adopted

See Note 4 of the Notes to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are named as a defendant in legal actions arising from our normal business activities. Although we cannot predict with certainty the ultimate resolution of lawsuits, investigations and claims asserted against us, we do not believe any currently pending legal proceeding to which we are a party will have a material adverse effect on our business, prospects, financial condition, cash flows or results of our operations.

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in our Annual Report on Form 10-K, filed with the SEC on April 15, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations, financial condition or cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business. As of the date of this quarterly report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on April 15, 2022, other than the additional and amended and restated risk factors set forth below and except as may otherwise be disclosed in this quarterly report. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to trade in our securities and subject us to additional trading restrictions.

Our common stock and public warrants are currently listed on the Nasdaq. There can be no assurance that we will continue to be able to meet the Nasdaq’s listing standards with respect to our securities. For example, our common stock has recently been trading below the Nasdaq’s minimum bid price of $1.00 per share. If our stock continues to trade below such amount, we may receive a notice of noncompliance from the Nasdaq. We intend to continue to monitor the bid price of our common stock. If our common stock does not trade at a level that is likely to maintain compliance with the Nasdaq requirements, our board of directors may consider options that may be available to achieve compliance, including a reverse stock split, which could have negative implications, and would require stockholder approval. If the Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

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

A substantial number of shares of our Common Stock may be issued pursuant to the conversion terms of the Convertible Notes and our Series B convertible preferred stock, which could cause the price of our Common Stock to decline.

The Convertible Notes are convertible into shares of our Common Stock at an initial conversion price of $0.99 per share, for an aggregate of approximately 12,121,212 shares (based on $12,000,000 in aggregate principal amount initially outstanding), without taking into account the limitations on the conversion of the Convertible Notes, which amount may be increased based on certain provisions of the Convertible Notes, including the conversion price applicable to the payment of monthly installment payments and the anti-dilution provisions of the Convertible Notes. Likewise, our 16,125 outstanding shares of Series B convertible preferred stock (the “Series B Preferred”), and additional shares of Series B Preferred we may issue in the future, are convertible into shares of Common Stock at an initial conversion price of $1.00 per share, based on the stated value of the Series B Preferred of $1,000 per share. The conversion price of the Series B Preferred may be reduced, and additional shares of Common Stock may otherwise be issuable upon conversion of the Series B Preferred, pursuant to the terms thereof. The issuance of any of these shares will dilute our other equity holders, which could cause the price of our Common Stock to decline.

The requirement that we repay the Convertible Notes and interest thereon and redeem the Series B Preferred in cash could adversely affect our business plan, liquidity, financial condition, and results of operations.

If not converted, we are required to repay principal amounts outstanding under the Convertible Notes and interest thereon in cash. Likewise, we may be required to redeem some or all of the outstanding shares of Series B Preferred for cash under certain circumstances. These obligations could have important consequences on our business. In particular, they could:

●	limit our flexibility in planning for, or reacting to, changes in our businesses and the industries in which we operate;

●	increase our vulnerability to general adverse economic and industry conditions; and

●	place us at a competitive disadvantage compared to our competitors.

No assurances can be given that we will be successful in making the required payments under the Convertible Notes. If we are unable to make the required cash payments, there could be a default under the Convertible Notes. In such event, or if a default otherwise occurs under the Convertible Notes, including as a result of our failure to comply with the financial or other covenants contained therein:

●	the holders of the Convertible Notes could cause the Convertible Notes to accrue interest at the rate of 15% per annum and/or declare all outstanding principal and interest to be due and payable;

●	the holders of the Convertible Notes could foreclose against our assets; and/or

●	we could be forced into bankruptcy or liquidation.

Restrictive covenants under the Convertible Notes and the terms of the Series B Preferred could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

The Convertible Notes and the certificate of designations of the Series B Preferred contain a number of affirmative and negative covenants regarding matters such as the payment of dividends, maintenance of our properties and assets, transactions with affiliates, and our ability to issue other indebtedness.

Our ability to comply with these covenants may be adversely affected by events beyond our control, and we cannot assure you that we can maintain compliance with these covenants. The financial covenants could limit our ability to make needed expenditures or otherwise conduct necessary or desirable business activities.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed on a current report on Form 8-K, none.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Not applicable.

ITEM 6. EXHIBITS

2.1(1)	Asset Purchase Agreement, dated January 26, 2022, among Calian Corp., Computex Inc., Stratos Management Systems, Inc., First Byte Computers, Inc., eNetSolutions, LLC and American Virtual Cloud Technologies, Inc.
4.1(4)	Certificate of Designation of Series B Convertible Preferred Stock.
4.2(4)	Warrant Issued March 1, 2022.
4.3(4)	Certificate of Elimination of Series A Convertible Preferred Stock.
10.1(1)	Form of Voting Agreement.
10.2(2)	Services Agreement, dated February 21, 2022, between American Virtual Cloud Technologies, Inc. and True North Advisory LLC.
10.3(3)	Securities Purchase Agreement, dated as of February 28, 2022.
10.4(3)	Form of Voting Agreement.
10.5(5)	Restrictive Covenant Agreement , dated March 15, 2022, among Calian Corp., Computex, Inc., Stratos Management Systems, Inc., First Byte Computers, Inc. and eNetSolutions, LLC.

31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.
**	Filed herewith.
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company on February 1, 2022.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company February 25, 2022.
(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company February 28, 2022.
(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company March 2, 2022.
(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company March 16, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

Date: May 16, 2022		/s/ Darrell J. Mays
	Name:	Darrell J. Mays
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas H. King
	Name:	Thomas H. King
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)