Form 10-Q
period 2022-06-30
American Virtual Cloud Technologies, Inc.
filed 2022-08-16
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

As of August 15, 2022, 140,340,478 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, or as otherwise noted)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash	$13,106	$31,119
Trade receivables, net (including related party amounts of $2,549 and $2,511, respectively)	8,797	9,137
Prepaid expenses and other current assets	5,625	2,124
Assets held for sale - current (See Note 5)	-	27,775
Total current assets	27,528	70,155
Property and equipment, net	5,773	4,753
Goodwill	-	10,468
Assets held for sale - noncurrent (See Note 5)	-	31,258
Other noncurrent assets	290	1,269
TOTAL ASSETS	$33,591	$117,903

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses (including related party amounts of $3,335 and $2,285, respectively)	$12,460	$17,014
Current portion of Convertible Note (See Note 8)	7,115	-
Series B Preferred Stock liability, $1,000 stated value per share, 12,094 shares	3,924	-
Deferred revenue (including related party amounts of $11 and $41, respectively)	95	82
Current portion of notes payable and capital leases	45	26,393
Subordinated promissory note - related party	-	5,000
Liabilities associated with assets held for sale - current (See Note 5)	-	29,237
Total current liabilities	23,639	77,726
Long-term liabilities
Notes payable and capital leases (net of current portion and deferred financing fees)	-	11
Warrant liabilities	8,817	39,162
Convertible Note, net of current portion, discounts and deferred financing fees (See Note 8)	2,250	-
Liabilities associated with assets held for sale - noncurrent (See Note 5)	-	102
Derivative liabilities	751	-
Other liabilities	57	-
Total long-term liabilities	11,875	39,275
Total liabilities	35,514	117,001

Commitments and contingent liabilities (see note 15)

Stockholders’ (deficit) equity:
Preferred stock, $0.0001 par value; 5,000,000 authorized; none outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 98,348,351 and 88,584,773 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	10	9
Additional paid-in capital	207,424	204,721
Accumulated deficit	(209,357)	(203,828)

Total stockholders’ (deficit) equity	(1,923)	902
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$33,591	$117,903

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Cloud subscription and software (including related party amounts of $0, $0, $24 and $0, respectively)	$3,617	$4,057	$7,420	$7,195
Managed and professional services (including related party amounts of $38, $0, $76 and $0, respectively)	66	898	357	1,273
Other	41	-	41	-

Total revenues	3,724	4,955	7,818	8,468

Cost of revenue (including related party amounts of $650, $353, $1,137 and $708, respectively)	5,277	3,579	10,113	7,263

Gross (loss) profit	(1,553)	1,376	(2,295)	1,205
Goodwill impairment	10,468	-	10,468	-
Research and development (including related party amounts of $0, $116, $0 and $215, respectively)	4,713	4,604	9,223	9,098
Selling, general and administrative (including related party amounts of $626, $732, $1,662 and $1,492, respectively)	7,278	8,450	14,352	15,588

Loss from continuing operations	(24,012)	(11,678)	(36,338)	(23,481)

Other income (expense)
Change in fair value of warrant liabilities	33,577	3,535	40,488	(23)
Change in fair value of derivative liabilities	(29)	-	(29)	-
Interest expense - related parties	-	(5,164)	(764)	(10,009)
Interest expense	(1,096)	(1,505)	(9,500)	(2,288)
Other expense	(86)	(31)	(123)	(47)
Total other income (expenses)	32,366	(3,165)	30,072	(12,367)

Net income (loss) from continuing operations before income taxes	8,354	(14,843)	(6,266)	(35,848)
Provision for income taxes	(5)	(29)	(11)	(32)

Net income (loss) from continuing operations, net of tax	8,349	(14,872)	(6,277)	(35,880)

Net income (loss) on discontinued operations, net of tax (Notes 1 and 5)	-	(1,034)	748	(2,653)

Net income (loss)	$8,349	$(15,906)	$(5,529)	$(38,533)

Weighted average shares outstanding, basic	94,498,674	20,299,030	91,734,355	20,151,562
Weighted average shares outstanding, diluted	321,670,215	20,299,030	318,905,896	20,151,562
Net income (loss) per common share - basic
Continuing operations	$0.09	$(0.73)	$(0.07)	$(1.78)
Discontinued operations	-	(0.05)	0.01	(0.13)
Net income (loss) per common share - basic	$0.09	$(0.78)	$(0.06)	$(1.91)

Net income (loss) per common share - diluted
Continuing operations	$(0.08)	$(0.73)	$(0.14)	$(1.78)
Discontinued operations	-	(0.05)	0.00	(0.13)
Net loss per common share - diluted	$(0.08)	$(0.78)	$(0.14)	$(1.91)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	For the period April 1, 2021 through June 30, 2021
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, April 1, 2021	19,968,390	$2	$60,671	$(65,069)	$(4,396)
Debenture discount relative to fair value of warrants	-	-	3,560	-	3,560
Vested and delivered RSUs	396,250	-	-	-	-
Shares repurchased for tax withholding	(62,188)	-	(365)	-	(365)
Share-based compensation	-	-	1,861	-	1,861
Net loss	-	-	-	(15,906)	(15,906)
Balance, June 30, 2021	20,302,452	$2	$65,727	$(80,975)	$(15,246)

	For the period January 1, 2021 through June 30, 2021
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2021	19,753,061	$2	$90,828	$(43,661)	$47,169
Cumulative effect of accounting change related to adoption of Accounting Standard Update No. 2020-06	-	-	(36,983)	1,219	(35,764)
Debenture discount relative to fair value of warrants	-	-	9,223	-	9,223
Vested and delivered RSUs	702,500	-	-	-	-
Shares repurchased for tax withholding	(153,109)	-	(1,142)	-	(1,142)
Share-based compensation	-	-	3,801	-	3,801
Net loss	-	-	-	(38,533)	(38,533)
Balance, June 30, 2021	20,302,452	$2	$65,727	$(80,975)	$(15,246)

	For the period April 1, 2022 through June 30, 2022
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, April 1, 2022	89,566,997	$9	$206,339	$(217,706)	$(11,358)
Common stock issued on redemption of Series B Preferred Stock	8,370,457	1	1,495	$-	1,496
Vested and delivered RSUs	410,897	-	-	-	-
Shares repurchased for tax withholding	-	-	(15)	-	(15)
Share-based compensation	-	-	(395)	-	(395)
Net income	-	-	-	8,349	8,349
Balance, June 30, 2022	98,348,351	$10	$207,424	$(209,357)	$(1,923)

	For the period January 1, 2022 through June 30, 2022
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, January 1, 2022	88,584,773	$9	$204,721	$(203,828)	$902
Common stock issued on redemption of Series B Preferred Stock	8,370,457	1	1,495	$-	1,496
Common stock issued on conversion of Penny Warrants	425,000	-	4	-	4
Vested and delivered RSUs	968,121	-	-	-	-
Shares repurchased for tax withholding	-	-	(47)	-	(47)
Share-based compensation	-	-	1,251	-	1,251
Net loss	-	-	-	(5,529)	(5,529)
Balance, June 30, 2022	98,348,351	$10	$207,424	$(209,357)	$(1,923)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	June 30, 2022	June 30, 2021
Cash Flows from Continuing Operations
Net loss from continuing operations	$(6,277)	$(35,880)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Impairment of goodwill	10,468	-
Depreciation	1,088	556
Amortization of intangible assets	-	1,375
Amortization of Convertible Debenture discount	-	6,461
Interest on convertible debt paid-in-kind	-	5,739
Share-based compensation	981	3,801
Change in fair value of warrant liabilities	(40,488)	23
Change in fair value of derivative liabilities	29	-
Deferred income taxes	-	-
Amortization of deferred financing costs and discounts	1,844	91
Noncash financing fees	708	-
Gain on disposal of property and equipment	-	(28)
Changes in operating assets and liabilities:
Accounts receivable	340	(1,224)
Prepaid expenses and other current assets	(3,501)	(1,616)
Inventory	-	-
Accounts payable and accrued expenses	(4,997)	(1,418)
Other current liabilities	-	-
Deferred revenue	13	238
Other	105	(308)
Net cash used in continuing operating activities	(39,687)	(22,190)
Cash Flows from Continuing Investing Activities:
Purchase of property and equipment	(259)	(775)
Deferred development costs	(917)	(93)
Net cash used in continuing investing activities	(1,176)	(868)
Cash Flows from Continuing Financing Activities:
Payment of taxes from withheld shares	(47)	(1,142)
Debt repayments	(27,059)	(158)
Repayment of promissory note - related party	(5,000)	-
Proceeds from issuance of Convertible Debentures (See Note 8)	-	24,000
Proceeds from issuance of securities (See Note 8)	15,000	-
Proceeds from issuance of Convertible Note (See Note 8)	10,000	-
Proceeds from exercise of warrants	4	-
Payment of deferred financing fees	(1,202)	(628)
Net cash (used in) provided by continuing financing activities	(8,304)	22,072

Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities	(4,930)	241
Net cash provided by (used in) investing activities	31,948	(618)
Net cash provided by financing activities	-	242
Net cash provided by (used in) discontinued operations	27,018	(135)
Net change in cash	(22,149)	(1,121)
Cash, beginning of period	35,255	10,505
Cash, end of period	$13,106	$9,384
Supplemental Disclosures about Cash Flow Information
Cash paid for interest	$7,858	$380
Cash paid for income taxes	$151	$214
Supplemental Schedule of Noncash Investing and Financing Activities
Fair value of Penny Warrants related to the issuance of Convertible Debentures	$-	$9,223
Capital expenditures included in accounts payable and accrued expenses	-	58
Preferred stock converted to common stock	1,496	-

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

1. Organization, Business Operations and Certain Recent Developments

Overview

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

On January 27, 2022, the Company announced that it had executed a definitive agreement to sell Computex, which would complete the Company’s transition to a pure-play cloud communications and collaboration company, centered on its Kandy platform. On March 15, 2022, the sale of Computex was consummated. Net proceeds from the sale of Computex, after payment of closing and certain other obligations were used for working capital and general business purposes.

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

June 30, 2022

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

As a provider of cloud-based enterprise services, Kandy deploys a global carrier grade cloud communications platform that supports the digital and cloud transformation of mid-market and enterprise customers across virtually any device, on virtually any network, in virtually any location. The Kandy platform is based on a powerful, proprietary multi-tenant, highly scalable, and secure cloud platform that includes pre-built customer engagement tools, based on web real-time communications technology (“WebRTC technology”) that enables frictionless communications. Further, Kandy supports rapid service creation and multiple go to market models including white labelling, multi-tier channel distribution, enterprise direct, and self-service via its SaaS (software as a service) web portals.

Kandy’s cloud-based, real-time communications platform enables service providers, enterprises, software vendors, systems integrators, partners and developers to enrich their applications and their services with real-time contextual communications empowering the API (Application Programming Interface) economy. With Kandy’s platform, companies of various sizes and types can quickly embed real-time communications capabilities into their existing applications and business processes, providing a more engaging user experience.

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

Recent Financing Transactions

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

Previously, proceeds from the sale of Computex along with some of the cash on hand were initially scheduled to be used to pay off the amounts owing under the Credit Agreement. However, since the Credit Agreement was repaid on March 1, 2022, which was prior to the sale of Computex, the net proceeds from the sale of Computex, after payment of closing and certain other obligations were used for working capital and general business purposes.

In addition, as more fully discussed in Note 8, in November and December 2021, the Company completed the sale of certain securities, including the sale of common stock, Series A Preferred Stock and certain warrants. The Company also completed certain share registrations. Certain of the warrants were exercised soon after they were issued, thereby providing additional capital. During the six months ended June 30, 2022, the Company sold additional securities for net cash proceeds of approximately $13,850, which, along with cash on hand, were used to repay all amounts owing under the Credit Agreement. Also, the sale of additional securities to an affiliate of a buyer that owns greater than 5% of the Company’s common stock, was executed on April 14, 2022, which provided additional proceeds of $9,950, after deducting closing costs. See Note 8 for further discussion of such securities.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

Nasdaq Notices

Our common stock and public warrants are currently listed on the Nasdaq.

On May 20, 2022, we received a written notice from the Nasdaq indicating that we were not in compliance with the Nasdaq Listing Rule which requires us to maintain a minimum bid price of $1.00 per share and providing us with a period of 180 calendar days, or until November 16, 2022, to regain compliance by maintaining a minimum bid price of $1.00 per share for at least ten consecutive business days.

We intend to continue to monitor the bid price of our common stock. We have received approval from our stockholders to carry out a reverse stock split, if deemed appropriate by our board of directors; however, a reverse stock split could have negative implications. Such a reverse stock split must be completed by September 30, 2022, or we would need to again seek stockholder approval.

In addition, on July 27, 2022, we received a written notice from the Nasdaq notifying us that for the last 30 consecutive business days, the Company’s Minimum Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2), and providing us with a period of 180 calendar days, or until January 23, 2023, to regain compliance by having a closing MVLS of at least $35 million for at least ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days). We intend to continue to monitor our MLVS. If our common stock does not trade at a level that is likely to regain compliance with the Nasdaq requirements, our board of directors may consider other options that may be available to achieve compliance.

We cannot assure you that we will be able to demonstrate compliance with both of the listing rules described above by the applicable deadlines, in which case our common stock may then be subject to delisting.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

2. Liquidity

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under credit agreements and the sale of equity securities. As of June 30, 2022, the Company had an aggregate cash balance of $13,106 in its operating bank accounts and net working capital of $3,889. As of August 12, 2022, aggregate cash in the Company’s operating bank accounts was $4,092.

The Company currently projects that it will need additional capital to fund its current operations including research & development and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. As a result, the Company needs to raise additional capital or secure debt funding to support on-going operations until such time. This projection is based on the Company’s current expectations regarding product sales and service, cost structure, cash burn rate and other operating assumptions. The sources of this capital are anticipated to be from the sale of equity and/or debt. Alternatively, or in addition, the Company may seek to sell additional assets or portions of its business. Any of the foregoing may not be achievable on favorable terms, if at all, and may require the consent of current debt and/or equity holders to the modification of existing agreements, which may or may not be granted. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

If the Company is unable to raise additional capital moving forward, its ability to operate in the normal course and continue to invest in its product portfolio may be negatively impacted and the Company may be forced to scale back operations or divest some or all of its products.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

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

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022. The interim results for the period ended June 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any future interim periods.

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

June 30, 2022

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

Series A, Series B, Series C, Series D and Monroe Warrants as well as the February 2022 Warrants

As more fully discussed and defined in Note 8, in November and December 2021, the Company issued certain Series A, Series B, Series C, Series D and Monroe Warrants in a series of transactions. Also as discussed and defined in Note 8, during the first quarter of the current year, the Company issued the February 2022 Warrants. Such warrants were determined to qualify for treatment under ASC 480, Distinguishing Liabilities from Equity (“ASC 480”).

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. Cash held by the Company in financial institutions regularly exceeds the federally insured limit of $250. At June 30, 2022, cash balances held with a financial institution exceeded the federally insured limit. However, management does not believe this poses a significant credit risk. Concentration of business risks are summarized in the following table:

	June 30, 2022		December 31, 2021
	Number of customers or vendors	Aggregate total	Number of customers or vendors	Aggregate total
Customers that individually accounted for 10% or more of trade accounts receivable	3	$6,386	3	$6,104
Vendors that individually accounted for 10% or more of trade accounts payable	2	$2,753	2	$2,527

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Number of customers that individually accounted for 10% or more of sales from continuing operations	3	3	4	3
Aggregate total sales of customers that individually accounted for 10% or more of sales from continuing operations	$1,944	$2,951	$5,259	$4,594

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

Trade receivables, net

Trade receivables on the accompanying condensed consolidated balance sheets are net of allowances of $583 and $147, as of June 30, 2022 and December 31, 2021, respectively.

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

The fair values of warrant liabilities are reflected on the condensed consolidated balance sheets as “Warrant Liabilities.” The fair values of derivative liabilities assessed during the three months ended June 30, 2022 are reflected as derivative liabilities on the condensed consolidated balance sheet.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

The fair values of certain warrants issued in 2017 (the “2017 Private Placement Warrants”) were determined using the Black-Scholes model in which the following weighted average assumptions were used for the valuations performed as of June 30, 2022:

o	stock price volatility – 128%

o	exercise price – $11.50

o	discount rate – 2.9439%

o	remaining useful life – 2.77 years

o	stock price – $0.25

For the valuation methodologies and significant assumptions used in the valuations of other warrants and the derivative liabilities, see Note 8. The warrant liabilities and the derivative liabilities are considered to be Level 2 valuations.

Change in Segment reporting

Effective January 1, 2021, the Company identified two operating segments, Computex and Kandy, pursuant to ASC 280, Segment Reporting, consistent with the information that was presented to the Chief Operating Decision Maker (“CODM”). With the sale of Computex during the first quarter of the current year, the Company began operating as one reportable segment beginning in the second quarter of 2022.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net identifiable assets acquired in a business combination. Goodwill is reviewed for impairment at least annually, in December, or more frequently if a triggering event occurs between impairment testing dates.

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. If, based on the qualitative test, the Company determines that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, then we evaluate goodwill for impairment by reviewing the fair value of the reporting unit versus its respective carrying value, including its goodwill. If it is determined that it is “not likely” that the fair value of the reporting unit is less than its carrying value, then no further testing is required.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

Goodwill in the Kandy operating segment was recognized as a result of the Kandy Business Combination in December 2020, at which time approximately $24,144 of goodwill was attributed to the Kandy reporting unit. Subsequently, in the fourth quarter of 2021, as part of the Company’s annual impairment analysis, the Company recorded an impairment charge of approximately $13,676 to Kandy’s goodwill.

During the three months ended June 30, 2022, the Company concluded that a triggering event had occurred in the Company’s sole reporting unit, comprised of Kandy, as a result of declining financial performance coupled with changes in market conditions. Therefore, the Company conducted both qualitative and quantitative assessments and determined that it was appropriate to write off the entire remaining goodwill of $10.5 million. Therefore, the Company recognized a non-cash impairment charge of $10,468 during the three and six months ended June 30, 2022 and therefore goodwill activity was as follows:

Balance, January 1, 2022	$10,468
Goodwill impairment	(10,468)
Balance, June 30, 2022	$-

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

June 30, 2022

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

ASU No. 2019-12 allows companies to treat tax law changes as intraperiod items, rather than as discrete items within the interim period. The adoption of ASU No. 2019-12, which was effective for the Company during the first quarter of the current year, had no significant impact on the Company’s financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

Revenues and expenses classified as discontinued operations consist of the following:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues:
Hardware	$-	$12,309	$10,948	$26,219
Third party software and maintenance	-	1,585	1,815	3,035
Managed and professional services	-	8,321	7,214	16,447
Other	-	392	165	560
Total revenues	-	22,607	20,142	46,261
Cost of revenue	-	15,499	14,176	32,608
Gross profit	-	7,108	5,966	13,653

Selling, general and administrative	-	7,824	9,520	15,614
Income (loss) from operations	-	(716)	(3,554)	(1,961)
Other (expense) income
Gain on sale of Computex	-	-	4,314	-
Interest expense	-	(316)	-	(518)
Other expense	-	15	-	(155)
Total other (expenses) income	-	(301)	4,314	(673)
Income (loss) from discontinued operations before income taxes	-	(1,017)	760	(2,634)
Income tax provision on discontinued operations	-	(17)	(12)	(19)
Net income (loss) from discontinued operations	$-	$(1,034)	$748	$(2,653)

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses were as follows as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Accounts payable	$3,501	$3,692
Accrued compensation, benefits and related accruals	3,146	6,412
Accrued professional fees	1,520	1,867
Due to related parties	3,352	2,285
Third party interest accrual	-	2,180
Other	941	578
	$12,460	$17,014

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

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

On March 1, 2022, all amounts owing under the Credit Agreement were repaid in full, including related accrued interest and other charges.

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

In connection with the closing of the Credit Facility and pursuant to a Subscription Agreement (the “Subscription Agreement”), the Company issued, to certain funds affiliated with Monroe, warrants to purchase, in the aggregate, up to initially 2,519,557 shares of the Company’s common stock at an exercise price of $0.0001 per share (the “Monroe Warrants”). The number of shares of the Company’s common stock issuable upon exercise of the Monroe Warrants is subject to, in addition to customary adjustments for stock dividends, stock splits, reclassifications and the like, adjustment for certain issuances (or deemed issuances) of the Company’s common stock at a price per share below $1.564 while the Monroe Warrants are outstanding, such that the Monroe Warrants will remain exercisable for, in the aggregate, approximately 2.5% of the total number of shares of the Company’s common stock outstanding, calculated on a fully-diluted basis. The Monroe Warrants, which are further discussed in Note 8, were exercisable starting on the date of issuance and will expire on January 31, 2029. The Monroe Warrants were exercisable for an aggregate of 4,646,850 shares of common stock as of June 30, 2022.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

Total long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
Term Note payable to Monroe; guaranteed interest of $7,290	$-	$27,000
Capital lease obligations	45	104
Total long-term debt	45	27,104
Less: unamortized debt issuance costs	$-	(700)
Total notes payable and line of credit, net of unamortized debt issuance costs	45	26,404
Less: current maturities of notes payable and line of credit	(45)	(26,393)
Long-term debt, net of current maturities and unamortized debt issuance costs	$-	$11

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

8. Stockholders’ (Deficit) Equity, Related Warrants, Securities, Debentures and Guaranty

Preferred stock — During the first quarter of 2022, the Board of Directors created and established a new series of preferred stock, designated as “Series B Convertible Preferred Stock” (the “Series B Preferred Stock”). The authorized number of shares of the Series B Preferred Stock was established at 21,500 with a par value of $0.0001 per share. The number of shares of Series B Preferred Stock issued during the six months ended June 30, 2022 was 16,125, of which 12,094 were outstanding as of June 30, 2022. The Series B Preferred Stock that were issued during the six months ended June 30, 2022 are mandatorily redeemable and are further discussed below.

Common stock — The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share. As of June 30, 2022, a total of 98,348,351 shares of common stock were issued and outstanding.

Recent sales of securities

The November Purchase Agreement

On November 2, 2021, the Company entered into a securities purchase agreement (the “November Purchase Agreement”) with a buyer for the purchase and sale of (i) a warrant to purchase up to 5,000,000 shares of the Company’s common stock, subject to increases as described below (the “Series A Warrants”), in a private placement; and (ii) an aggregate of 2,500,000 shares of the Company’s common stock, and a warrant to purchase up to 2,500,000 shares of the Company’s common stock (the “Series B Warrants” and, collectively with the Series A Warrants, the “A&B Warrants,” in a registered direct offering. The aggregate purchase price for the shares and the A&B Warrants was $5,000.

At the date of issuance, the Series A Warrants had an exercise price of $2.00 per share, were exercisable commencing on the date of issuance, and were scheduled to expire five years from the date of issuance. The Series B Warrants had an exercise price of $2.00 per share, were also exercisable on the date of issuance and were scheduled to expire two years from the date of issuance. The Company had the right to force the holders of the Series B Warrants to exercise such warrants in the event that shares of the Company’s common stock traded at or above $2.40 per share for a period of five consecutive trading days, subject to certain conditions, including equity conditions. Initially, the Series A Warrants were only exercisable for 2,500,000 shares of the Company’s common stock, but upon any exercise of the Series B Warrant, the number of shares issuable upon exercise of the Series A Warrant increased by the number of shares of the Company’s common stock issued upon exercise of the Series B Warrant. Northland Securities, Inc. (the “Placement Agent”) received fees of 7% of the aggregate gross proceeds.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

The December 2021 securities sale

On December 15, 2021, the Company consummated the sale of certain securities pursuant to a securities purchase agreement, dated as of December 13, 2021 between the Company and an investor (the “Buyer”). At the closing, the Company issued to the Buyer (i) a warrant (the “Series D Warrant”) to purchase up to 15,625,000 shares of the Company’s common stock, in a private placement; and (ii) an aggregate of 7,840,000 shares of the Company’s common stock, and 12,456 shares of Series A Preferred Stock (“Series A Preferred”) with a stated value of $1,000 per share, initially convertible into 7,785,000 shares of the Company’s common stock at a conversion price of $1.60 per share, in a registered direct offering. The aggregate purchase price paid at the closing for the common stock, the Series A Preferred and the Series D Warrants was $25,000.

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

February 2022 Purchase Agreement

On February 28, 2022, the Company entered into a securities purchase agreement (the “February 2022 Purchase Agreement”) with a buyer for the purchase and sale of (i) an aggregate of up to 21,500 shares of Series B Preferred Stock with a stated value of $1,000 per share, initially convertible into up to 21,500,000 shares of the Company’s common stock at a conversion price of $1.00 per share, and (ii) warrants (the “February 2022 Warrants”) to purchase up to that number of shares of the Company’s common stock equal to the number of shares of the Company’s common stock into which the shares of Series B Preferred Stock actually sold pursuant to the purchase agreement are initially convertible, in a registered direct offering.

Pursuant to the February 2022 Purchase Agreement, an aggregate of 16,125 shares of Series B Preferred Stock, initially convertible into 16,125,000 shares of the Company’s common stock, together with the February 2022 Warrants, initially exercisable for 16,125,000 shares of the Company’s common stock, were issued and sold at an initial closing on March 1, 2022 (the “Initial Closing”), and the remaining 5,375 Preferred Shares may be issued and sold in one or more subsequent closings (each, an “Additional Closing”), in each case subject to certain closing conditions. The aggregate purchase price paid for such Series B Preferred Stock and the February 2022 Warrants at the Initial Closing was $15,000. The Company had the right to require the buyer to purchase the remaining 5,375 Preferred Shares at an Additional Closing if the Company’s stockholders approve the issuance of all securities issuable pursuant to the February 2022 Purchase Agreement in compliance with the rules and regulations of the Nasdaq Capital Market within a specified period of time after the Initial Closing, subject to certain other closing conditions (including certain equity conditions), and the buyer can require the Company to sell the remaining 5,375 Preferred Shares at one or more Additional Closings, subject to certain conditions. The Company’s right to require the buyer to purchase additional Preferred Shares has subsequently expired. The purchase price for any Preferred Shares sold at an Additional Closing would be approximately $930 per share.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

On March 1, 2022, the Company consummated the Initial Closing in which the Company issued to the buyer (i) 16,125 Series B Preferred Stock with a stated value of $1,000 per share, initially convertible into up to 16,125,000 shares of the Company’s common stock at a conversion price of $1.00 per share, and (ii) the February 2022 Warrants that are initially exercisable for up to 16,125,000 shares of the Company’s common stock, in a registered direct offering.

As a result of the issuance of the Series B Preferred Stock and February 2022 Warrants, the exercise price of the Series A Warrants, the Series B Warrants and the Series D Warrants previously issued by the Company to an affiliate of the buyer was automatically adjusted to $1.00 (with a proportional increase to the number of shares of the Company’s common stock issuable upon exercise of such warrants). Pursuant to the February 2022 Purchase Agreement, such affiliate of the buyer agreed to waive any further anti-dilution adjustment of such existing warrants below $1.00 as a result of the transactions contemplated by the February 2022 Purchase Agreement.

The Series B Preferred Stock is convertible into shares of the Company’s common stock at the election of the holder at any time at an initial conversion price of $1.00 (the “Conversion Price”). The Conversion Price is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s common stock, or securities convertible, exercisable or exchangeable for, the Company’s common stock at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company is required to redeem the Series B Preferred Stock in 12 equal monthly installments, commencing on April 1, 2022. Subject to certain conditions, including certain equity conditions, the Company may redeem the applicable number of Series B Preferred Stock on each monthly redemption date either in cash, shares of the Company’s common stock or a combination. The number of shares used to redeem any Series B Preferred Stock in such event would be calculated as 88% of the lowest daily volume weighted average price of the Company’s common stock during the eight trading days immediately prior to the payment date. No dividends will be payable on the Series B Preferred Stock, except that holders of the Series B Preferred Stock would be entitled to receive any dividends paid on account of the Company’s common stock, on an as-converted basis, and if a “Triggering Event” (as defined in the certificate of designation of the Series B Preferred Stock) occurs and is continuing, dividends will accrue on each Series B Preferred Stock at a rate of 15% per annum. The holders of the Series B Preferred Stock have no voting rights on account of the Series B Preferred Stock, other than with respect to certain matters affecting the rights of the Series B Preferred Stock.

Based on an evaluation of ASC 480, the Company has classified the Series B Preferred Stock as stock settled debt and therefore recorded the instrument as a liability on the issuance date, as the instrument is mandatorily redeemable and thus (1) embodies an unconditional obligation (2) requires the Company to settle the unconditional obligation in cash or by issuing a variable number of its common shares and (3) is based on a monetary amount known at inception.

The February 2022 Warrants have an exercise price of $1.00 per share, subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s common stock, or securities convertible, exercisable or exchangeable for, the Company’s common stock at a price below the then-applicable exercise price (subject to certain exceptions). If additional shares of Series B Preferred Stock are sold at one or more Additional Closings, the February 2022 Warrants will automatically adjust such that they are exercisable for, in the aggregate, the total number of shares of the Company’s common stock into which all shares of Series B Preferred Stock sold pursuant to the applicable agreement are convertible. The February 2022 Warrants were exercisable on the issuance date and expire five years from the date of issuance.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

Pursuant to the requirement to redeem the Series B Preferred Stock in 12 equal instalments of $1,343,750, the Series B Preferred Stock have since been converted as follows:

Conversion date	Stated value converted	Shares of common stock issued
April 1, 2022	$1,343,750	1,625,439
May 2, 2022	1,343,750	2,557,576
June 1, 2022	1,343,750	4,187,442
July 5, 2022	1,343,750	6,039,326
July 11, 2022	1,343,750	6,039,326
August 1, 2022	1,343,750	6,815,808
	$8,062,500	27,264,917

The issuance on July 11, 2022 was based on an exercise of buyer’s acceleration right with respect to an installment payment. Pursuant to the February 2022 Purchase Agreement, the Company subsequently received the approval of its stockholders for the issuance of all securities to be issued pursuant to the February 2022 Purchase Agreement, in compliance with the rules of the Nasdaq Capital Market (the “Stockholder Approval”).

The Series B Preferred Stock and February 2022 Warrants (and underlying shares of the Company’s common stock) were offered, and will be issued, pursuant to a Prospectus Supplement, dated February 28, 2022, to the Prospectus included in the Company’s Registration Statement on Form S-3 (Registration No. 333- 258136), originally filed with the SEC on July 23, 2021, as amended, which became effective on August 27, 2021.

April 2022 Purchase Agreement

On April 14, 2022, the Company entered into a securities purchase agreement (the “April 2022 Purchase Agreement”) with a buyer affiliated with a greater than 5% stockholder for the purchase and sale of a new series of senior secured convertible notes of the Company, in the aggregate original principal amount of $12,000 (the “Convertible Notes”). The transaction was funded on April 19, 2022. The Convertible Notes are convertible into shares of the Company’s common stock. The purchase price of the Convertible Notes was $10,000 and net proceeds received totaled $9,950.

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

June 30, 2022

(Unaudited)

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

Based on ASC 815, Derivatives and Hedging (“ASC 815”), the convertible feature of the Convertible Note was considered to be a derivative but was considered to have met the scope exception in ASC 815 and therefore was not bifurcated from the host instrument. However, embedded derivatives were assessed with respect to the probability of events of default and the probability of a change of control in relation to the Convertible Note. Such derivatives were assessed at an aggregate estimated value of $721 as of the issuance date of the Convertible Note and were recorded as derivative liabilities as of the issuance date with a corresponding discount reflected in the Convertible Note. The aggregate fair value of the derivative liabilities, which are marked-to-market each reporting period, was $751 as of June 30, 2022 and is reflected in derivative liabilities in the accompanying condensed consolidated balance sheet. The valuations were based on an assessment of the probabilities of an event of default and a change of control. Other significant assumptions used in the valuation were as follows:

	As of issuance date	June 30, 2022
Event of default interest rate	15%	15%
Stock price	$0.78	$0.25
Discount rate	25%	25%
Maturity date	10/1/2023	10/1/2023
Default redemption premium	130%	130%
Change of control redemption premium	125%	125%

The Convertible Note consisted of the following as of June 30, 2022:

Principal	$12,000
Original issue discount, net of amortization	(1,507)
Deferred financing fees, net of amortization	(584)
Discount relative to fair value of derivative	(544)
9,365
Less current portion	(7,115)
$2,250

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

Warrant Summary

The following table summarizes certain required and other disclosures and the status, as of June 30, 2022, of the warrants issued in November 2021, December 2021 and those issued during the first two quarters of 2022.

	Series A Warrants	Series B Warrants	Series C Warrants	Monroe Warrants	Series D Warrants	February 2022 Warrants
Date issued	11/5/2021	11/5/2021	12/2/2021	12/2/2021	12/15/2021	3/1/2022
Number of warrants issued at inception	Between 2,500,000 and 5,000,000	2,500,000	1,500,000	2,519,557(3)	15,625,000	16,125,000
Issued in connection with	Sale of 2,500,000 shares of common stock	Sale of 2,500,000 shares of common stock	Modification of Series A Warrants and Series B Warrants	Monroe Credit Facility	Sale of 7,840,000 shares of common stock and 12,456 units of Series A Preferred Stock	Sale of 16,125 units of Series B Preferred Stock
Exercise price on issuance date	$2.00	$2.00	$0.0001	$0.0001	$2.00	$1.00
Exercise price modified after issue date?	Yes	Yes	No	No	Yes	No
Date of most recent modification, if modified	3/1/2022(5)	12/2/2021	NA - not modified	NA - not modified	3/1/2022(5)	NA - not modified
Assuming no antidilution triggers occur, maximum number of warrants issuable as of the most recent modification date, if modified	10,000,000(4)	3,333,334	NA - not modified	NA - not modified	31,250,000(4)	NA - not modified
Most recent modified exercise price, if modified	$1.00	$1.50	NA - not modified	NA - not modified	$1.00	NA - not modified
Maturity date of warrant	11/5/2026	11/5/2023(1)	12/2/2026	1/31/2029	12/15/2026(2)	5/24/2027
Underlying shares registered?	No, on the issuance date; Yes, as of 12/10/21	Yes, beginning on the issuance date	Yes, beginning on the issuance date	No, on the issuance date; Yes, as of 2/9/22	No, on the issuance date; Yes, as of 1/7/22	Yes
Fair value per warrant as of issuance date	$0.92	$0.35	$1.48	$1.48	$0.63	$0.63
Fair value per warrant as of most recent modification date, if modified	$0.61	$0.45	NA - not modified	NA - not modified	$0.59	NA - not modified
Amounts and dates of warrants exercised as of 6/30/22	NA	1,800,000 on 12/10/21 700,000 on 12/29/21 833,334 on 12/30/21	1,500,000 on 12/8/21	NA	NA	NA
Fair value per warrant on exercise date(s)	NA	$0.91 on 12/10/21 $1.00 on 12/29/21 $1.00 on 12/30/21	$1.03 on 12/8/21	NA	NA	NA
Warrants exercisable as of 6/30/22	10,000,000	-	-	4,646,850	31,250,000	16,125,000
Valuation basis	Black-Scholes	Monte Carlo Simulation	Stock price	Stock price	Monte Carlo Simulation	Black-Scholes
Fair value per warrant as of 6/30/22, if outstanding	$0.124	NA	NA	$0.25	$0.123	$0.136
Assumptions used in estimating fair values as of 6/30/22:
◦ stock price volatility	100%	NA	NA	NA	100%	100%
◦ exercise price	$1.00	NA	NA	NA	$1.00	$1.00
◦ discount rate	3.00%	NA	NA	NA	3.00%	3.01%
◦ remaining useful life (in years)	4.35	NA	NA	NA	4.46	4.90
◦ stock price	$0.25	NA	NA	$0.25	$0.25	$0.25

(1)	The Company has the right to force the Buyer to exercise the Series B Warrant in the event shares of the Company’s common stock trade at or above $2.40 per share for a period of five consecutive trading days, subject to certain conditions, including equity conditions.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

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

Registration rights agreements

In connection with the November and December sales of securities and the Credit Agreement with Monroe, the Company entered into certain registration rights agreements with the investors to register the common stock underlying the warrants by specified dates and to use reasonable best efforts to cause such registration statements to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”), as soon as practicable, thereafter, subject to certain fees if the shares were not registered by certain dates. As of February 9, 2022, all such shares were registered. In connection with the April 2022 sale of Convertible Notes, the Company entered into a substantially similar registration rights agreement with the purchaser of the Convertible Notes with respect to the registration for resale of the shares of common stock into which the Convertible Notes are convertible. As of June 1, 2022, all such shares were registered.

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

June 30, 2022

(Unaudited)

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

June 30, 2022

(Unaudited)

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

Starting in 2021 and pursuant to the terms of the Penny Warrant agreements, holders of 6,684,061 Penny Warrants exercised their right to convert such Penny Warrants to 6,668,308 shares of common stock. As of June 30, 2022, unexercised Penny Warrants totaled 5,510,675.

Derivative consideration and other disclosures relating to the Debentures and Penny Warrants

Based on ASC 815, the convertible feature of the Debentures issued on April 7, 2020 was not considered a derivative and therefore was not recorded in liabilities, as part of the Debentures, and was not bifurcated. However, an embedded beneficial conversion feature was previously assessed in relation to the Debentures issued in December 2020 and was previously recorded in equity at its intrinsic value with a corresponding debt discount recorded to the Debentures at December 31, 2020. The beneficial conversion feature on such Debentures, which was evaluated in accordance with ASC 470-20 “Debt with Conversion and Other Options” was determined to be $36,983 and arose as a result of the conversion price of such Debentures being below the stock price on the issuance dates. Such debt discount, that was related to the embedded beneficial conversion feature, was limited to the proceeds allocated to the Debentures, and, along with the relative fair value of the Penny Warrants, was recognized as additional paid-in capital and reduced the carrying value of the Convertible Debentures. However, as more fully discussed in Note 4, effective January 1, 2021, the Company early-adopted ASU 2020-06 and, accordingly, the discount related to the beneficial conversion feature was reversed effective January 1, 2021.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

On April 21, 2022, the agreement with Navigation was terminated and therefore, the RSUs were forfeited prior to any being vested. At the date of termination, the unpaid balance owing under the consulting agreement was $900, which is being paid at the rate of $100 per month.

Selling, general and administrative expenses for the six months ended June 30, 2022 included $150 (none for the three months June 30, 2022) related to such agreement. The amounts for the three and six months ended June 30, 2021, related to such agreement was $150 and $300, respectively. Also accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021 include $600 and $750, respectively, in connection therewith.

With respect to the RSU’s issued to Navigation, selling, general and administrative expenses include stock compensation expenses of $180 during the six months ended June 30, 2022 (none for the three months ended June 30, 2022).

Services provided by True North Advisory LLC

On January 21, 2022, the Company entered into a Services Agreement (the “Services Agreement”) with True North Advisory LLC (“True North”), a company affiliated with Michael Tessler, the Chairman of the Company’s board of directors.

Pursuant to the Services Agreement, among other things, True North provides strategic advice with respect to the Company’s business as requested by the Company from time to time, for a fee of $25 per month, plus reimbursement for out-of-pocket expenses. As a result, selling, general and administrative expenses for the three and six months ended June 30, 2022 include $75 and $109, related to such agreement. The Services Agreement has an initial term of three months, after which it will continue on a month-to-month basis until terminated by either party on 30 days’ prior notice. The Services Agreement contains customary mutual provisions regarding confidentiality and ownership of intellectual property.

Transactions with Ribbon

Pursuant to a transition services agreement entered into with Ribbon in connection with the acquisition of Kandy, Ribbon provides certain services to the Company. In addition, the Company purchases certain software support from Ribbon. Accordingly, accounts payable and accrued expenses include amounts due to Ribbon of $1,740 and $799 as of June 30, 2022 and December 31, 2021, respectively, in relation therewith. Also, as of June 30, 2022, accounts payable and accrued expenses include $994 due to Ribbon for reimbursable expenses in excess of collections. Prepaid expenses and other current assets as of December 31, 2021 include $190 due from Ribbon for collections in excess of reimbursable expenses.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenue earned from Ribbon	$38	$-	$100	$-
Service fees charged by Ribbon:
Cost of revenue	$-	$353	$-	$708
Research and development	-	116	-	215
Selling, general and administrative expenses	354	445	872	914
	354	914	872	1,837
Rent and software purchased from Ribbon:
Cost of revenue	650	-	1,137	708
Selling, general and administrative expenses	197	137	1,662	1,492
	$847	$137	$2,799	$2,200

Services provided by Saw Holdings, LLC

Effective April 1, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Saw Holdings, LLC (“Saw Holdings”), a company affiliated with Robert Willis, a member of the Company’s board of directors.

Pursuant to the Consulting Agreement, Saw Holdings was providing consulting and capital markets advisory services to the Company for a fee of $25 per month, plus reimbursement for out-of-pocket expenses. The Consulting Agreement, which had an initial term of three months, was terminated in July 2022.

Certain Debentures

Certain Debenture interest is separately identified as related party amounts on the condensed consolidated statements of operations. As indicated in Note 8, the Debentures were converted to common stock on September 8, 2021. Accordingly, there were no Debentures outstanding as of June 30, 2022.

The 2021 Note

The 2021 Note, which was secured by a related party, is discussed in Note 7 and is separately identified on the condensed consolidated balance sheet at December 31, 2021. The related interest expense for the six months ended June 30, 2022 of $764 (none for the three months ended June 30, 2022) is included in “Interest expense – related parties” in the consolidated statement of operations. As of December 31, 2021, “Accounts payable and accrued expenses” includes related accrued interest of $736. In March 2022, all amounts owing under the 2021 Note were repaid in connection with the sale of Computex.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

10. Revenue Recognition

In the following tables, revenue is disaggregated by geographies and by verticals (or sector).

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Geography
Domestic	$2,614	$3,916	$5,372	$6,529
International	1,110	1,039	2,446	1,939
Total revenues	$3,724	$4,955	$7,818	$8,468
Revenues by Verticals (or Sector)
Finance	$2	$1,190	$18	$1,409
Manufacturing and logistics	7	7	15	17
Public sector	314	337	641	675
Technology service providers	3,365	3,416	7,077	6,327
Other	36	5	67	40
Total revenues	$3,724	$4,955	$7,818	$8,468

Revenues by geography, in the table above, is generally based on the “ship-to address,” with the exception of certain services that may be performed at, or on behalf of, multiple locations, which are categorized based on the “bill-to address.”

Contract liabilities and remaining performance obligations

The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. At June 30, 2022 and December 31, 2021, the contract liability balance (deferred revenue) was $95 and $82, respectively. All of the performance obligations related to such deferred revenue as of June 30, 2022 are expected to be performed within 12 months and consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing the services.

11. Share-Based Compensation

The American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Plan”) provides for the issuance of stock options, stock appreciation rights, RSUs and other share-based awards. Stock options have a maximum term of ten years from the grant date.

As of June 30, 2022, a total of 10,000,000 shares had been authorized for issuance under the Plan, of which 4,261,391 shares remained available for issuance. The RSUs were issued to certain directors, employees and, in one case, a contractor, and can only be settled in shares. RSUs awarded to directors are time-based. RSUs issued to non-directors are 50% time-based and 50% performance-based. Generally, the awards vest over 3 or 4 years. The time-based awards vest on each grant date anniversary, while the performance-based awards vests on December 31st of each year, if the market condition (stock price target) is met. If the market condition attached to the performance-based awards is not met in any year, the eligibility is delayed until the market condition is met, except that the market condition must be met by the second anniversary of the first target date, in the case of awards that vest over 3 years, and by the third anniversary of the first target date, for those awards that vest over 4 years.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

The following summarizes RSU activity between January 1, 2022 and June 30, 2022:

		Weighted Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at January 1, 2022	2,693,338	$4.52
Granted	2,925,213	$1.23
Vested and delivered	(811,663)	$2.58
Vested, not delivered	(153,125)	$3.00
Forfeited	(555,000)	$4.36
Cancelled	(1,000,000)	$2.14
Unvested RSUs at June 30, 2022	3,098,763	$2.26

Awards outstanding in the table above consist of 2,524,171 time-based awards and 574,953 performance-based awards and exclude 534,158 performance-based RSUs that have been awarded but deemed not granted as the performance targets have not yet been determined. Share-based compensation expenses recognized were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cost of revenue	$53	$83	$107	$187
Research and development	141	167	293	382
Selling, general and administrative expenses	(589)	1,611	581	3,232
	$(395)	$1,861	$981	$3,801

Stock compensation expense for the three months ended June 30, 2022 was negative due to the forfeiture of certain RSUs previously granted to a senior member of the management team that departed the Company during the second quarter of 2022. Forfeited awards result in a full clawback of previously recognized stock compensation expense. As indicated in Note 9, selling, general and administrative expenses for the six months ended June 30, 2022, in the table above, include $180 (none for the three months ended June 30, 2022) of stock compensation expense for services rendered by a shareholder that owns more than five percent of the Company’s shares.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

12. Reconciliation of Net Income (Loss) per Common Share

Basic and diluted net income (loss) per common share was calculated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Income (loss) from continuing operations, net of tax - basic	$8,349	$(14,872)	$(6,277)	$(35,880)

Adjustment to numerator for diluted income (loss) per share:
Change in fair value of warrant liabilities	(33,577)		(40,488)
Interest expense - Series B Preferred	210		281
Interest expense - Convertible Note	863		863
Loss from continuing operations, net of tax - diluted	$(24,155)	$(14,872)	$(45,621)	$(35,880)
Income (loss) from discontinued operations, net of tax	-	(1,034)	748	(2,653)

Weighted average shares outstanding, basic	94,498,674	20,299,030	91,734,355	20,151,562
Weighted average shares outstanding, diluted	321,670,215	20,299,030	318,905,896	20,151,562
Net income (loss) per common share - basic
Continuing operations	$0.09	$(0.73)	$(0.07)	$(1.78)
Discontinued operations	-	(0.05)	0.01	(0.13)
Net income (loss) per common share - basic	$0.09	$(0.78)	$(0.06)	$(1.91)

Net loss per common share - diluted
Continuing operations	$(0.08)	$(0.73)	$(0.14)	$(1.78)
Discontinued operations	-	(0.05)	0.00	(0.13)
Net loss per common share - diluted	$(0.08)	$(0.78)	$(0.14)	$(1.91)

Included in the diluted shares in the table above for the three and six months ended June 30, 2022 are the following, were they to be converted:

Series A Warrants	10,000,000
Series D Warrants	31,250,000
February 2022 Warrants	16,125,000
Monroe Warrants	4,646,850
Public Warrants	15,525,000
2017 Private Placement and 2017 EBC Warrants	11,187,500
Penny Warrants	5,510,675
Shares underlying certain unit purchase options (issued in 2017)	1,485,000
Unvested RSUs	3,632,921
Vested, not delivered RSUs	153,125
Shares underlying Series B Preferred Stock	59,789,308
Shares underlying Convertible Note	67,866,162
227,171,541

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

June 30, 2022

(Unaudited)

Since their inclusion would have been antidilutive, excluded from the computation of diluted net loss per share for the three and six months ended June 30, 2021 are the following, were they to be converted:

Public Warrants	15,525,000
2017 Private Placement and 2017 EBC Warrants	11,187,500
Penny Warrants	12,194,736
Shares underlying certain unit purchase options (issued in 2017)	1,485,000
Unvested RSUs	4,202,500
Shares underlying Debentures	38,081,307
82,676,043

13. Income Taxes

The Company’s effective tax rate for the three and six ended months ended June 30, 2022 was 0.05% and -0.16%, respectively. For the three and six months ended June 30, 2021, the effective tax rate was -0.20% and -0.09%, respectively. The effective tax rate for such periods differed from the federal statutory rate due to state taxes and the Company’s full valuation allowance.

14. Commitments and Contingencies

Registration Rights

See Note 8 for a discussion of certain registration rights.

Contingencies

The Company continues to explore strategic opportunities for its IT solutions business, including the rationalization of resource allocation and core competencies, while seeking to focus on areas with growth potential. As part of such strategy, the Company may terminate certain contracts that do not align with its strategic direction, or which are deemed unprofitable. Termination of any such contracts could result in breakage costs, which would negatively impact the Company’s results of operations, financial position and cash flows.

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of June 30, 2022, and through the filing date of this report, the Company does not believe the resolution of any legal proceedings or claims of which it is aware or any potential actions will have a material effect on its financial position, results of operations or cash flows.

15. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are issued.

On August 15, 2022, the Company and the holders of the Series A Warrants, the Series D Warrant, the February 2022 Warrants, the Series B Preferred Stock and the Convertible Notes entered into a Waiver Agreement (the “Waiver Agreement”). Pursuant to the Waiver Agreement, the parties thereto agreed that, among other things, (i) for a period of 60 days following the date of the Waiver Agreement (the “Waiver Period”), up to $10 million of equity securities (excluding an equity line of credit) sold by the Company shall be deemed to be “Excluded Securities” for all purposes under the terms of the Series A Warrants, the Series D Warrant, the February 2022 Warrants, the Series B Preferred Stock, the Convertible Notes and the securities purchase agreements pursuant to which such securities were sold; (ii) during the Waiver Period, the definition of the term “Equity Conditions” in the certificate of designations of the Series B Preferred Stock (the “Series B Certificate”) and in the Convertible Notes is waived in part, such that no “Price Failure” will be deemed to have occurred thereunder and no “Volume Failure” will be deemed to have occurred thereunder if the Company satisfies the definition of Volume Failure with the reference to “$1,000,000” therein replaced with “$250,000.” In addition, the Company agreed that it will, pursuant to the terms of the Series B Certificate and the Convertible Notes, voluntarily reduce the Conversion Price of the Series B Preferred and the Convertible Notes on each of the first and fifteenth days of each calendar month to a price equal to the greater of 88% of the lowest volume weighted average price of the Company’s common stock on any of the eight trading days immediately prior to such date and an “Alternate Installment Floor Price” of $0.0383, and the holders of the Series B Preferred Stock and the Convertible Notes will be permitted to accelerate additional Installment Conversions at the applicable Conversion Price (effectively increasing the number of monthly Installment Periods under each of the Series B Certificate and the Convertible Notes from one to two and doubling the maximum amount of Series B Preferred Stock and Convertible Notes that can be converted during each Installment Period). Notwithstanding the foregoing, the incremental number of shares of common stock that may be issued pursuant to the terms described in the immediately preceding sentence at any Conversion Price below the applicable Floor Prices set forth in the Series B Certificate and the Convertible Notes shall in no event exceed, in the aggregate, 20% of the number of outstanding shares of common stock as of August 15, 2022, without the approval of the Company’s stockholders. The effectiveness of the operative provisions of the Waiver Agreement is subject to the Company’s receipt of approval of the Waiver Agreement from the Nasdaq.

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

Overview

We are a Delaware-incorporated entity with operating locations in Ottawa, North Carolina and Mexico City as of June 30, 2022.

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

Need for Additional Funding

The Company currently projects that it will need additional capital to fund its current operations including research & development and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. As a result, the Company needs to raise additional capital or secure debt funding to support on-going operations until such time. This projection is based on the Company’s current expectations regarding product sales and service, cost structure, cash burn rate and other operating assumptions. The sources of this capital are anticipated to be from the sale of equity and/or debt. Alternatively, or in addition, the Company may seek to sell additional assets or portions of its business. Any of the foregoing may not be available on favorable terms, if at all, and may require the consent of current debt and/or equity holders to the modification of existing agreements, which may or may not be granted. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

If the Company is unable to raise additional capital moving forward, its ability to operate in the normal course and continue to invest in its product portfolio may be negatively impacted and the Company may be forced to scale back operations or divest some or all of its products.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months.

Other Recent developments

The Company continues to explore strategic opportunities for its IT solutions business, including the rationalization of resource allocation and core competencies, while seeking to focus on areas with growth potential. As part of such strategy, the Company may terminate certain contracts that do not align with its strategic direction, or which are deemed unprofitable. Termination of any such contracts could result in breakage costs, which would negatively impact the Company’s results of operations, financial position and cash flows.

On December 2, 2021, the Company entered into a credit agreement (the “Credit Agreement”)with Monroe Capital Management Advisors, LLC and certain affiliated entities (“Monroe”) for a $27.0 million credit facility, Then, in the first quarter of 2022, using proceeds from a securities sale executed on March 1, 2022, along with cash on hand, all amounts owing under the Credit Agreement were repaid.

Additionally, as more fully discussed in Note 8 of the Notes to the condensed consolidated financial statements, during the fourth quarter of fiscal year 2021, the first quarter of 2022 and April 2022, the Company completed the sale of certain securities, including the sale of common stock, preferred stock and warrants. In connection with the sale of these securities, the Company also completed certain share registrations. Two of the six series of warrants were exercised in full soon after they were issued resulting in proceeds of approximately $5.0 million during fiscal year 2021.

Nasdaq Notices

See Note 1 to the accompanying condensed consolidated financial statements regarding notices received from the Nasdaq on May 20, 2022 and July 27, 2022.

Growth strategy

The acquisition of Kandy has given us the opportunity to provide a full suite of UCaaS and CPaaS products to serve the rapidly growing cloud communications market.  Customers today demand a highly reliable, secure, and scalable communications platform along with a world class customer experience.

With demand for cloud technology increasing, we believe that the already sizable total addressable market (TAM) for cloud communications is on track to continue to expand and we believe that we are positioned to monetize mega trends in enterprise cloud communications and gain market share as a premier white-label cloud communications provider.

Certain areas of our growth plan, which also include continued investment in research and development, are as follows:

●	Channel (white label) - Target technology providers, such as Service Providers (SPs), Resellers, Independent Software Vendors (ISVs), and System Integrators (SIs) through

○	Partners that are looking to white label or resell cloud technologies, which we believe offer significant opportunity to grow revenue with existing partners while identifying new ones.

○	Strategic Alliances with companies looking to co-invest to monetize cloud communication technology; and

●	Organic growth - By targeting select vertical markets with high growth potential for example, government, retail, finance, and healthcare

●	Inorganic growth - By making selective acquisitions to expand the use of the Kandy platform and distribution channels.

Key trends affecting our results of operations

The following are key trends that we believe can positively impact our results of operations:

●	The acceleration of digital transformation

●	The change in how people work, including the “work from anywhere” mindset

●	The increased complexity in mid & large enterprises and the desire by enterprises for integrated internal and external communications for UCaaS, CPaaS and DRaas

●	The demand for services similar to Teams, Zoom and WebEx, and partners that can add to and/or complement such tools and players

●	The trend towards CPaaS technology – Product developers & Independent Software Vendors (ISVs) are increasingly seen as the influencers

●	The general trend towards movement to the cloud

●	The recognition that certain IT services provide the opportunity of funding via recurring payments over a period of time, rather than large upfront payments

●	The increasing use of multi-cloud strategies, whereby cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, provide the core foundation of modern IT

●	The explosive growth in remote workforce needs.

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

Financial statement presentation and results of operations

The consolidated financial statements of the Company include the accounts of AVCT and its wholly-owned subsidiaries. In the discussion that follows, we will refer to the three months ended June 30, 2022 and 2021 as the “2nd quarter of 2022” and the “2nd quarter of 2021,” respectively, and the six months ended June 30, 2022 and 2021 as the “YTD period ended June 30, 2022” and the “YTD period ended June 30, 2021,” respectively.

2nd quarter of 2022 versus the 2nd quarter of 2021

	2nd Quarter of
	2022	2021
Revenues:	(in thousands)
Cloud subscription and software	$3,617	$4,057
Managed and professional services	66	898
Other	41	-
Total revenues	3,724	4,955
Cost of revenue	5,277	3,579
Gross (loss) profit	(1,553)	1,376
Goodwill impairment	10,468	-
Research and development	4,713	4,604
Selling, general and administrative	7,278	8,450
Loss from continuing operations	(24,012)	(11,678)
Other (expense) income
Change in fair value of warrant liabilities	33,577	3,535
Change in fair value of derivative liabilities	(29)	-
Interest expense (1)	(1,096)	(6,669)
Other expense	(86)	(31)
Total other income (expenses)	32,366	(3,165)
Net income (loss) from continuing operations before income taxes	8,354	(14,843)
Provision for income taxes	(5)	(29)
Net income (loss) from continuing operations, net of tax	8,349	(14,872)
Net income (loss) on discontinued operations, net of tax	-	(1,034)
Net income (loss)	$8,349	$(15,906)

(1)	Interest expense in the 2nd quarter of 2021 include related party interest of $5,164.

Net income (loss) from continuing operations, net of tax

Net income from continuing operations, net of tax, for the 2nd quarter of 2022 was $8.3 million compared with a net loss of $14.9 million in the 2nd quarter of 2021. Discussed below are the revenue and expense factors that primarily contributed to the quarter over quarter change.

Cloud subscription and software revenue

Cloud subscription and software revenue, which represents revenue from subscriptions to the Company’s cloud-based technology platform as well as revenue from the Company’s on-premise software, was $3.6 million in the 2nd quarter of 2022 compared to $4.1 million in the 2nd quarter of 2021, a decrease of 10.8%, due primarily to the conversion of a previous arrangement with a major customer from direct to indirect, that has impacted the timing of the related revenue recognition.

Managed and professional services revenue

Managed and professional services revenues was minimal in the 2nd quarter of 2022 compared with $0.9 million in the 2nd quarter of 2021, due primarily to the same factor that impacted cloud subscription and software revenue.

Total revenue, cost of revenue and gross margin

Aggregate revenue for all product lines together was $3.7 million in the 2nd quarter of 2022, a decrease of 24.8% compared with the 2nd quarter of 2021.

Cost of revenue increased $1.7 million from $3.6 million in the 2nq quarter of 2021 to $5.3 million in the 2nd quarter of 2022, primarily as a result of an increase in platform software support and an increase in employee-related costs, partially offset by a $0.7 million decrease in amortization of intangibles.

The aggregate gross margin in the 2nd quarter of 2022 was negative as the Company continues to ramp up operations as part of its strategic investment in the Kandy platform. Direct expenses primarily consist of labor costs and costs of software support, both of which are primarily fixed.

Goodwill impairment

Goodwill impairment of $10.5 million was assessed during the 2nd quarter of 2022 due primarily to actual performance being significantly below projections.

Research and development

The Company began recognizing research and development expenses when it acquired Kandy in December 2020. In the 2nd quarter of 2022 and the 2nd quarter of 2021, research and development expenses was $4.7 million and $4.6 million, respectively. Research and development expenses consist of costs related to certain proprietary software incurred in an agile software environment with releases broken down into several iterations called sprints involving short cycles of development (typically 4-6 weeks in duration) in which the research and development teams create potentially shippable products. Currently, such costs are expensed as incurred, and include personnel-related costs, depreciation related to engineering and test equipment, allocated costs of facilities and information technology, outside services and consultants, supplies, software tools and product certification.

Selling, general and administrative expenses

Selling, general and administrative expenses for the 2nd quarter of 2022 and the 2nd quarter of 2021 consisted of the components in the following table (in thousands):

	2nd Quarter of		Increase
	2022	2021	(decrease)
Salaries, benefits, subcontracting & personnel administration costs	$2,554	$5,256	$(2,702)
Building occupancy costs, utilities, office supplies & repairs and maintenance	251	228	23
Sales and marketing	270	603	(333)
Professional fees	1,567	1,440	127
Insurance	681	483	198
ERP/CRM(1) implementation costs	1,598	-	1,598
Other	357	440	(83)
	$7,278	$8,450	$(1,172)

(1)	Refers to enterprise resource planning/customer relationship management system

Selling, general and administrative expenses was $7.3 million and $8.5 million in the 2nd quarter of 2022 and 2021, respectively.

The decrease in salaries and related costs was primarily a result of a reduction in corporate headcount, primarily at the executive level along with a related reduction in stock compensation expenses, partially offset by an increase in salaries at the Kandy business unit which saw an increase in headcount. Excluding stock compensation expense, corporate salaries and related costs decreased $0.7 million in the 2nd quarter of 2022 compared with the 2nd quarter of 2021, while such costs at the Kandy business unit increased $0.4 million. Stock compensation expenses decreased $2.3 million in the 2nd quarter of 2022 compared with the 2nd quarter of 2021 due to a reduction in executive headcount.

ERP/CRM implementation costs incurred began being expensed during the 2nd quarter of 2022 as a new ERP/CRM system went live during the 2nd quarter of 2022. Such costs in previous quarters were deferred as the ERP/CRM system was in the development phase.

Change in fair value of warrant liabilities

The change in the fair value of warrant liabilities in the 2nd quarter of 2022 and 2021 represent mark-to-market fair value adjustments related to certain warrants, and primarily fluctuate due to changes in and the volatility of the Company’s stock price. Such changes primarily result from changes in the Company’s stock price. The income statement amounts in the 2nd quarter of 2022 and 2021 consisted of the following (in thousands):

	2nd Quarter of
	2022	2021
	Income (expense)
Series A Warrants	$5,290	$-
Series D Warrants	15,531	-
Monroe Warrants	3,152	-
February 2022 Warrants	8,595	-
2017 Private Placement and EBC Warrants	1,009	3,535
	$33,577	$3,535

Interest expense

Interest expense consisted of the following (in thousands):

	2nd Quarter of
	2022	2021
Amortization of deferred financing costs and discount - Series B Preferred Stock	$210	$-
Amortization of deferred financing costs and discount - Convertible Note	863	-
Amortization of debenture discount	-	3,507
Debenture interest paid-in-kind	-	3,082
Other	23	80
	$1,096	$6,669

Interest expense in the 2nd quarter of 2022 decreased $5.6 million from $6.7 million in the 2nd quarter of 2021 to $1.1 million in the 2nd quarter of 2022, primarily as a result of the amortization of debenture discount and debenture interest paid-in-kind recorded in the 2nd quarter of 2021. The Debentures were fully converted to common stock during the 3rd quarter of 2021 (on September 8, 2021), but, prior to conversion, bore interest at the rate of 10.00% per annum compounded quarterly.

Net loss on discontinued operations, net of tax

Net loss on discontinued operations, net of tax, for the 2nd quarter of 2021 was $1.0 million. Discontinued operations relate to Computex, which was sold in the 1st quarter of 2022.

YTD period ended June 30, 2022 versus the YTD period ended June 30, 2021

	YTD period ended June 30,
	2022	2021
Revenues:	(in thousands)
Cloud subscription and software	$7,420	$7,195
Managed and professional services	357	1,273
Other	41	-
Total revenues	7,818	8,468
Cost of revenue	10,113	7,263
Gross (loss) profit	(2,295)	1,205
Goodwill impairment	10,468	-
Research and development	9,223	9,098
Selling, general and administrative	14,352	15,588
Loss from continuing operations	(36,338)	(23,481)
Other (expense) income
Change in fair value of warrant liabilities	40,488	(23)
Change in fair value of derivative liabilities	(29)	-
Interest expense (1)	(10,264)	(12,297)
Other expense	(123)	(47)
Total other income (expenses)	30,072	(12,367)
Net loss from continuing operations before income taxes	(6,266)	(35,848)
Provision for income taxes	(11)	(32)
Net loss from continuing operations, net of tax	(6,277)	(35,880)
Net income (loss) on discontinued operations, net of tax	748	(2,653)
Net loss	$(5,529)	$(38,533)

(1)	Interest expense in the YTD period ended June 30, 2022 and the YTD period ended June 30, 2021 include related party interest of $764 and $10,009, respectively

Net loss from continuing operations, net of tax

Net loss from continuing operations, net of tax for the YTD period ended June 30, 2022 was $6.3 million compared with $35.9 million in the YTD period ended June 30, 2021. Discussed below are the revenue and expense factors that primarily contributed to the period over period change.

Cloud subscription and software revenue

Cloud subscription and software revenue was $7.4 million in the YTD period ended June 30, 2022 compared to $7.2 million in the YTD period ended June 30, 2021, an increase of 2.8%, due primarily to an increase in UCaaS seats by 4 of our customers.

Managed and professional services revenue

Managed and professional services revenues was $0.4 million in the YTD period ended June 30, 2022, compared to $1.3 million in the YTD period ended June 30, 2021, a decrease of $0.9 million. The reason for the decrease is discussed in the quarter over quarter comparison above.

Total revenue, cost of revenue and gross margin

Aggregate revenue for all product lines together was $7.8 million in the YTD period ended June 30, 2022, compared with $8.5 million for the YTD period ended June 30, 2021, a decrease of 7.7%.

Cost of revenue increased $2.8 million from $7.3 million in the YTD period ended June 30, 2021 to $10.1 million in the YTD period ended June 30, 2022, primarily as a result of an increase in platform software support and an increase in employee-related costs, partially offset by a decrease in amortization of intangibles.

The aggregate gross margin in the YTD period ended June 30, 2022 was negative as the Company continues to ramp up operations as part of its strategic investment in the Kandy platform. Direct expenses primarily consist of labor costs and costs of software support, both of which are primarily fixed.

Research and development

For the YTD period ended June 30, 2022 and YTD period ended June 30, 2021, research and development expenses were $9.2 million and $9.1 million, respectively, a nominal percentage increase of 1%.

Selling, general and administrative expenses

Selling, general and administrative expenses for the YTD period ended June 30, 2022 and the YTD period ended June 30, 2021 consisted of the components in the following table (in thousands):

	YTD period ended
	June 30, 2022	June 30, 2021	Increase (decrease)
Salaries, benefits, subcontracting & personnel administration costs	$6,081	$9,705	$(3,624)
Building occupancy costs, utilities, office supplies & repairs and maintenance	500	358	142
Sales and marketing	907	1,055	(148)
Professional fees	3,280	2,776	504
Insurance	1,334	932	402
ERP/CRM implementation costs	1,598	-	1,598
Other	652	762	(110)
	$14,352	$15,588	$(1,236)

Selling, general and administrative expenses was $14.4 million and $15.6 million in the YTD period ended June 30, 2022 and the YTD period ended June 30, 2021, respectively.

The decrease in salaries and related costs was primarily a result of a reduction in corporate headcount, primarily at the executive level, and a related reduction in stock compensation expense, partially offset by an increase in salaries at the Kandy business unit which saw an increase in headcount. Excluding stock compensation expenses, corporate salaries and related costs decreased $1.9 million during the YTD period ended June 30, 2022 compared with the YTD period ended June 30, 2021, while such costs at the Kandy business unit increased $0.6 million. Stock compensation expenses decreased $2.8 million due to a reduction in executive headcount.

Professional fees increased due to increased financing activities, in the YTD period ended June 30, 2022, that required the services of legal and other professionals.

The ERP/CRM implementation costs are discussed in the quarter over quarter comparison.

Change in fair value of warrant liabilities

The nature of the change in the fair value of warrant liabilities in the YTD period ended June 30, 2022 and 2021 is discussed in the quarter over quarter discussion and consisted of the following:

	YTD period ended
	2022	2021
	Income (expense)
Series A Warrants	$8,893	$-
Series D Warrants	15,688	-
Monroe Warrants	4,960	-
February 2022 Warrants	7,950	-
2017 Private Placement and EBC Warrants	2,997	(23)
	$40,488	$(23)

Interest expense

Interest expense consisted of the following (in thousands):

	YTD period ended June 30,
	2022	2021
Interest expense and financing fees - Credit Agreement	$6,870	$-
Amortization of deferred financing costs and issue discount - February 2022 Warrants	1,431	-
Interest and extension fee on related party promissory note	764	-
Amortization of deferred financing costs and discount - Series B Preferred Stock	281	-
Amortization of deferred financing costs and discount - Convertible Note	863	-
Amortization of debenture discount	-	6,461
Debenture interest paid-in-kind	-	5,739
Other	55	97
	$10,264	$12,297

Interest expense decreased $2.0 million from $12.3 million in the YTD period ended June 30, 2021 to $10.3 million in the YTD period ended June 30, 2022, due to no debenture paid-in-kind interest nor amortization of debenture discount in the YTD period ended June 30, 2022, as all Debentures were fully converted to common stock during the 3rd quarter of 2021 (on September 8, 2021). Prior to conversion, the Debentures bore interest at the rate of 10.00% per annum compounded quarterly. Debenture paid-in-kind interest and amortization of debenture discount, in aggregate, in the YTD period ended June 30, 2021 was $12.2 million.

The reduction in interest expense in the YTD period ended June 30, 2022 due to the conversion of the debentures during 2021, was partially offset by increased interest and financing fees related to the Credit Agreement entered into on December 2, 2021. The Credit Agreement is more fully discussed in Note 8 of the Notes to the condensed consolidated financial statements and was fully repaid on March 1, 2022.

Net income (loss) on discontinued operations, net of tax

Net income on discontinued operations, net of tax, for the YTD period ended June 30, 2022 was $0.7 million compared with a net loss on discontinued operations, net of tax, for the YTD period ended June 30, 2021 of $2.7 million.

Benefit/provision for income taxes

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the three-year cumulative loss for the periods ended June 30, 2022 and June 30, 2021. Such objective negative evidence outweighed the positive evidence identified by the Company. On the basis of this evaluation, the Company maintained a full valuation allowance as of June 30, 2022 and June 30, 2021. Based on the Company’s evaluation, it was determined that no uncertain tax positions existed as of June 30, 2022 or June 30, 2021.

Liquidity and Capital Resources

Overview

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under credit agreements and the sale of equity securities. As of June 30, 2022, the Company had an aggregate cash balance of $13.1 million in its operating bank accounts and net working capital of $3.9 million. As of August 12, 2022, aggregate cash in the Company’s operating bank accounts was $4.1 million.

The Company currently projects that it will need additional capital to fund its current operations including research & development and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. As a result, the Company needs to raise additional capital or secure debt funding to support on-going operations until such time. This projection is based on the Company’s current expectations regarding product sales and service, cost structure, cash burn rate and other operating assumptions. The sources of this capital are anticipated to be from the sale of equity and/or debt. Alternatively, or in addition, the Company may sell additional assets or portions of its business. Any of the foregoing may not be available on favorable terms, if at all, and may require the consent of current debt and/or equity holders to the modification of existing agreements, which may or may not be granted. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

If the Company is unable to raise additional capital moving forward, its ability to operate in the normal course and continue to invest in its product portfolio may be negatively impacted and the Company may be forced to scale back operations or divest some or all of its products.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months.

Current cash balances and working capital have been impacted by the following historical events or actions.

●	A cash capital raise of $24.0 million via the sale of units (consisting of convertible debentures (“Debentures”) and certain penny warrants) to fund expansion, capital expenditures and working capital. Pursuant to the terms of the Debentures, on September 8, 2021, the Debentures with related accrued interest were converted to shares of common stock. See Note 8 of the Notes to the condensed consolidated financial statements for additional information.

●	The entry into and subsequent repayment of the Credit Agreement with Monroe. Such Credit Agreement was entered into on December 2, 2021, for a $27 million term loan facility, to fund working capital, other general business activities and pay off amounts owing under a prior credit agreement that the Company previously assumed when it acquired Computex. The payoff of amounts owing under the prior credit agreement, which consisted of a line of credit balance and a term loan, was $12.8 million, in aggregate. Interest on the Credit Agreement was payable monthly at the rate of 12% per annum. However, the lenders under the Credit Agreement were guaranteed a minimum return of $7.3 million. On March 1, 2022, all amounts owing under the Credit Agreement were repaid, including the unpaid amounts of the minimum return, and the Credit Agreement was terminated.

●	The issuance and repayment of a $5.0 million subordinated promissory note (the “2021 Note”), which was entered into on September 16, 2021, was secured by an affiliate of a shareholder that owns more than five percent of the Company’s common stock and which was repaid on March 15, 2022. The 2021 Note, which had a minimum return of 25%, became due on March 1, 2022, due to the Company’s sale of registered equity securities and the early pay-off of the Credit Agreement. However, for a waiver fee of $250,000, the lender extended the maturity date to May 1, 2022, and on March 15, 2022, the 2021 Note was paid in full using proceeds received from the sale of Computex.

●	The receipt of gross proceeds of $5.0 million (before deduction of offering costs), in November 2021, from the sale to an institutional investor in a registered direct offering, of 2,500,000 shares (the “Registered Shares”) of common stock at a purchase price of $2.00 per share. At the closing of such sale, the Company issued to the buyer, in addition to the 2,500,000 shares of the Company’s common stock: (i) a warrant to purchase up to 5,000,000 shares of the Company’s common stock (the “Series A Warrant”) and (ii) a warrant to purchase up to 2,500,000 shares of the Company’s common stock (the “Series B Warrant”). The Series A Warrant and the Series B Warrant were each exercisable at an initial exercise price of $2.00. However, the number of such warrants were later increased, the exercise price of each was reduced to $1.50 per share and the buyer received warrants to purchase 1,500,000 shares of the Company’s common stock (the “Series C Warrants”) at an exercise price of $0.0001 per share. Subsequent to December 31, 2021, the exercise price of the Series A and Series B Warrants were reduced to $1.00 per share (with a proportional increase to the number of shares of the Company’s common stock issuable upon exercise of such warrants). See Note 8 of the Notes to the condensed consolidated financial statements for further discussion of the Series A and Series B warrants, including a discussion of the modifications that occurred during 2021. In December, the Company received an additional $5.0 million in gross proceeds from the subsequent exercise of the Series B Warrants.

●	The repayment of a subordinated note of $0.5 million along with related accrued interest in November 2021.

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

●	The sale in April 2022 of additional securities, which resulted in net cash proceeds of $9.9 million. See Note 8 of the Notes to the condensed consolidated financial statements for further discussion of such securities.

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

Cash flows (YTD period ended June 30, 2022 and YTD period ended June 30, 2021)

Operating activities

Net cash used in continuing operating activities was $39.7 million and $22.2 million in the YTD period ended June 30, 2022 and the YTD period ended June 30, 2021, respectively, and primarily consisted of cash used in Kandy’s operating activities, including its research and development activities, interest and certain financing costs, professional fees and other corporate support. The increase related to the interest component was impacted by cash interest and other financing costs of $7.7 million primarily related to the Credit Agreement that was repaid in the 1st quarter of 2022.

Investing activities

Cash used in continuing investing activities was $1.2 million and $0.9 million in the YTD period ended June 30, 2022 and the YTD period ended June 30, 2021, respectively. Cash used in continuing investing activities during the YTD period ended June 30, 2022 consisted of deferred development costs on the enterprise resource planning and customer relationship management system (commonly referred to as ERP and CRM systems) of $0.9 million and other capital spending of $0.3 million. For the YTD period ended June 30, 2021, cash used in continuing investing activities was primarily for capital spending.

Financing activities

Cash used in continuing financing activities was $8.3 million in the YTD period ended June 30, 2022 and consisted of debt repayments of $32.0 million and payment of deferred financing fees of $1.2 million, partially offset by proceeds of $25.0 million from the issuance of securities.

Cash provided by continuing financing activities was $22.1 million in the YTD period ended June 30, 2021 and consisted primarily of $24.0 million from the issuance of Debentures, partially offset by $1.1 million of tax payment for withheld shares associated with vested restricted stock units issued under the Company’s equity incentive plan, payment of deferred financing fees of $0.6 million and debt repayments of $0.1 million.

Cash flows from discontinued operations

Net cash used in discontinued operations were as follows:

	Six Months Ended
	June 30, 2022	June 30, 2021
Net cash (used in) provided by operating activities	$(4,930)	$241
Net cash provided by (used in) investing activities	31,948	(618)
Net cash used in financing activities	-	242
Net cash provided by (used in) discontinued operations	$27,018	$(135)

Off-Balance Sheet Arrangements

On June 30, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and had not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to continue as a going concern is in doubt absent obtaining sufficient additional financing.

The Company currently projects that it will need additional capital to fund its current operations including research & development and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. which may never occur. The sources of this capital are anticipated to be from the sale of equity and/or debt. Alternatively, or in addition, the Company may sell additional assets or portions of its business. Any of the foregoing may not be available on favorable terms, if at all, and may require the consent of current debt and/or equity holders to the modification of existing agreements, which may or may not be granted. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

If the Company is unable to raise additional capital moving forward, its ability to operate in the normal course and continue to invest in its product portfolio may be negatively impacted and the Company may be forced to scale back operations, divest some or all of its products and/or discontinue operations.

These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months.  The inability of the Company to continue to operate could result in a liquidation of assets, in which case the value realized on the Company’s assets would likely be less than its outstanding obligations and, consequently, the Company’s stockholders would lose their entire investment.

The Nasdaq may delist our securities from quotation on its exchange which could limit investors’ ability to trade in our securities and subject us to additional trading restrictions.

Our common stock and public warrants are currently listed on the Nasdaq.

On May 20, 2022, we received a written notice from the Nasdaq indicating that we were not in compliance with the Nasdaq Listing Rule which requires us to maintain a minimum bid price of $1.00 per share and providing us with a period of 180 calendar days, or until November 16, 2022, to regain compliance by maintaining a minimum bid price of $1.00 per share for at least ten consecutive business days.

We intend to continue to monitor the bid price of our common stock. We have received approval from our stockholders to carry out a reverse stock split, if deemed appropriate by our board of directors; however, a reverse stock split could have negative implications. Such a reverse stock split must be completed by September 30, 2022, or we would need to again seek stockholder approval.

In addition, on July 27, 2022, we received a written notice from the Nasdaq notifying us that for the last 30 consecutive business days, the Company’s Minimum Value of Listed Securities (“MVLS”) was below the minimum of $35 million required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2), and providing us with a period of 180 calendar days, or until January 23, 2023, to regain compliance by having a closing MVLS of at least $35 million for at least ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days). We intend to continue to monitor our MLVS. If our common stock does not trade at a level that is likely to regain compliance with the Nasdaq requirements, our board of directors may consider other options that may be available to achieve compliance.

We cannot assure you that we will be able to demonstrate compliance with both of the listing rules described above by the applicable deadlines, in which case our common stock may then be subject to delisting. If the Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

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

The Convertible Notes are convertible into shares of our Common Stock at an initial conversion price of $0.99 per share, for an aggregate of approximately 12,121,212 shares (based on $12,000,000 in aggregate principal amount initially outstanding), without taking into account the limitations on the conversion of the Convertible Notes, which amount may be increased based on certain provisions of the Convertible Notes, including the conversion price applicable to the payment of monthly installment payments and the anti-dilution provisions of the Convertible Notes. Likewise, the Series B convertible preferred stock (the “Series B Preferred Stock”), and any additional shares of Series B Preferred Stock we may issue in the future, are convertible into shares of Common Stock at an initial conversion price of $1.00 per share, based on the stated value of the Series B Preferred Stock of $1,000 per share. The conversion price of the Series B Preferred Stock may be reduced, and additional shares of Common Stock may otherwise be issuable upon conversion of the Series B Preferred Stock, pursuant to the terms thereof. The issuance of any of these shares will dilute our other equity holders, which could cause the price of our Common Stock to decline.

The requirement that we repay the Convertible Notes and interest thereon and redeem the Series B Preferred Stock in cash could adversely affect our business plan, liquidity, financial condition, and results of operations.

If not converted, we are required to repay principal amounts outstanding under the Convertible Notes and interest thereon in cash. Likewise, we may be required to redeem some or all of the outstanding shares of Series B Preferred Stock for cash under certain circumstances. These obligations could have important consequences on our business. In particular, they could:

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

Restrictive covenants under the Convertible Notes and the terms of the Series B Preferred Stock could limit our growth and our ability to finance our operations, fund our capital needs, respond to changing conditions and engage in other business activities that may be in our best interests.

The Convertible Notes and the certificate of designations of the Series B Preferred Stock contain a number of affirmative and negative covenants regarding matters such as the payment of dividends, maintenance of our properties and assets, transactions with affiliates, and our ability to issue other indebtedness.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On August 15, 2022, the Company and the holders of the Series A Warrants, the Series D Warrant, the February 2022 Warrants, the Series B Preferred Stock and the Convertible Notes entered into a Waiver Agreement (the “Waiver Agreement”). Pursuant to the Waiver Agreement, the parties thereto agreed that, among other things, (i) for a period of 60 days following the date of the Waiver Agreement (the “Waiver Period”), up to $10 million of equity securities (excluding an equity line of credit) sold by the Company shall be deemed to be “Excluded Securities” for all purposes under the terms of the Series A Warrants, the Series D Warrant, the February 2022 Warrants, the Series B Preferred Stock, the Convertible Notes and the securities purchase agreements pursuant to which such securities were sold; (ii) during the Waiver Period, the definition of the term “Equity Conditions” in the certificate of designations of the Series B Preferred Stock (the “Series B Certificate”) and in the Convertible Notes is waived in part, such that no “Price Failure” will be deemed to have occurred thereunder and no “Volume Failure” will be deemed to have occurred thereunder if the Company satisfies the definition of Volume Failure with the reference to “$1,000,000” therein replaced with “$250,000.” In addition, the Company agreed that it will, pursuant to the terms of the Series B Certificate and the Convertible Notes, voluntarily reduce the Conversion Price of the Series B Preferred and the Convertible Notes on each of the first and fifteenth days of each calendar month to a price equal to the greater of 88% of the lowest volume weighted average price of the Company’s common stock on any of the eight trading days immediately prior to such date and an “Alternate Installment Floor Price” of $0.0383, and the holders of the Series B Preferred Stock and the Convertible Notes will be permitted to accelerate additional Installment Conversions at the applicable Conversion Price (effectively increasing the number of monthly Installment Periods under each of the Series B Certificate and the Convertible Notes from one to two and doubling the maximum amount of Series B Preferred Stock and Convertible Notes that can be converted during each Installment Period). Notwithstanding the foregoing, the incremental number of shares of common stock that may be issued pursuant to the terms described in the immediately preceding sentence at any Conversion Price below the applicable Floor Prices set forth in the Series B Certificate and the Convertible Notes shall in no event exceed, in the aggregate, 20% of the number of outstanding shares of common stock as of August 15, 2022, without the approval of the Company’s stockholders. The effectiveness of the operative provisions of the Waiver Agreement is subject to the Company’s receipt of approval of the Waiver Agreement from the Nasdaq.

ITEM 6. EXHIBITS

4.1(1)	Senior Secured Convertible Preferred Stock.
10.1(2)	Securities Purchase Agreement, dated as April 14, 2022.
10.2(2)	Form of Voting Agreement
10.3(1)	Security and Pledge Agreement, dated as of April 19, 2022.
10.4(1)	Guaranty, dated as of April 19, 2022.
10.5(1)	Registration Rights Agreement, dated as of April 19, 2022.
10.6(1)	Services Agreement, signed on April 23, 2022, between the Company and SAW Holdings, LLC.
10.7(1)	Termination Agreement, dated as of April 21, 2022, between the Company and Navigation Capital Partners, Inc.
10.8**	Waiver Agreement, dated as of August 15, 2022.
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.
**	Filed herewith.
(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company on April 25, 2022.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company April 15, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

Date: August 16, 2022		/s/ Darrell J. Mays
	Name:	Darrell J. Mays
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Thomas H. King
	Name:	Thomas H. King
	Title	Chief Financial Officer
(Principal Financial and Accounting Officer)