Form 10-Q
period 2022-09-30
American Virtual Cloud Technologies, Inc.
filed 2022-11-14
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

(404) 239-2863

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AVCT	The Nasdaq Stock Market LLC
Warrants, each whole Warrant entitling the holder to purchase one share of Common Stock at an exercise price of $172.50	AVCTW	The Nasdaq Stock Market LLC

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

As of November 10, 2022, a total of 32,470,006 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, or as otherwise noted)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$10,747	$31,119
Trade receivables, net (including related party amounts of $0 and $2,511, respectively)	6,891	9,137
Prepaid expenses and other current assets	7,887	2,124
Assets held for sale - current (See Note 5)	-	27,775
Total current assets	25,525	70,155
Property and equipment, net	5,307	4,753
Goodwill	-	10,468
Assets held for sale - noncurrent (See Note 5)	-	31,258
Other noncurrent assets	290	1,269
TOTAL ASSETS	$31,122	$117,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses (including related party amounts of $0 and $2,285, respectively)	$11,070	$17,014
Deferred revenue (including related party amounts of $0 and $41, respectively)	25	82
Current portion of notes payable and capital leases	28	26,393
Subordinated promissory note - related party	-	5,000
Liabilities associated with assets held for sale - current (See Note 5)	-	29,237
Total current liabilities	11,123	77,726
Long-term liabilities
Notes payable and capital leases (net of current portion and deferred financing fees)	-	11
Warrant liabilities	2,462	39,162
Liabilities associated with assets held for sale - noncurrent (See Note 5)	-	102
Other liabilities	56	-
Total long-term liabilities	2,518	39,275
Total liabilities	13,641	117,001

Commitments and contingent liabilities (see note 15)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 authorized; none outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 24,605,474 and 5,905,639 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	-
Additional paid-in capital	252,383	204,730
Accumulated deficit	(234,904)	(203,828)
Total stockholders’ equity	17,481	902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,122	$117,903

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Cloud subscription and software (including related party amounts of $0, $0, $13 and $0, respectively)	$4,198	$3,575	$11,618	$10,770
Managed and professional services (including related party amounts of $48, $0, $124 and $0, respectively)	540	573	897	1,846
Other	-	-	41	-

Total revenues	4,738	4,148	12,556	12,616

Cost of revenue (including related party amounts of $377, $373, $1,514 and $1,081, respectively)	4,530	4,242	14,643	11,505

Gross profit (loss)	208	(94)	(2,087)	1,111
Goodwill impairment	-	-	10,468	-
Research and development (including related party amounts of $0, $116, $0 and $331, respectively)	3,709	4,508	12,932	13,606
Selling, general and administrative (including related party amounts of $424, $857, $2,086 and $2,349, respectively)	8,689	12,290	23,041	27,878

Loss from continuing operations	(12,190)	(16,892)	(48,528)	(40,373)

Other (expense) income
Change in fair value of warrant liabilities	(5,174)	3,064	35,314	3,041
Change in fair value of derivative liabilities	750	-	721	-
Interest expense - related parties	-	(4,602)	(764)	(14,611)
Interest expense - other	(10,012)	(1,687)	(19,512)	(3,975)
Other income (expense) (including related party amounts of $1,708, $0, $1,708 and $0, respectively)	1,081	(33)	958	(80)
Total other (expenses) income	(13,355)	(3,258)	16,717	(15,625)

Net loss from continuing operations before income taxes	(25,545)	(20,150)	(31,811)	(55,998)
Provision (benefit) for income taxes	(2)	6	(13)	(26)
Net loss from continuing operations, net of tax	(25,547)	(20,144)	(31,824)	(56,024)

Net (loss) income from discontinued operations, net of tax (Notes 1 and 5)	-	(17,173)	748	(19,826)

Net loss	$(25,547)	$(37,317)	$(31,076)	$(75,850)

Basic and diluted (loss) income per common share
Loss from continuing operations	$(2.27)	$(9.72)	$(4.05)	$(35.32)
(Loss) income from discontinued operations	-	(8.28)	0.09	(12.50)
Loss per common share	$(2.27)	$(18.00)	$(3.96)	$(47.82)

Weighted average shares outstanding - basic and diluted	11,262,991	2,072,643	7,850,250	1,586,102

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	For the period July 1, 2022 through September 30, 2022
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance, July 1, 2022	6,556,543	$1	$207,433	$(209,357)	$(1,923)
Common stock issued on redemption of Series B Preferred Stock	3,531,564	-	3,144	-	3,144
Common stock issued to holders of Series B Preferred Stock pursuant to the Exchange Agreement (See Note 8)	1,720,428	-	3,942	-	3,942
Common stock issued on redemption of the Convertible Note	5,513,138	1	11,671	-	11,672
Common stock issued to settle certain warrants (See Note 8)	3,666,666	-	11,529	-	11,529
Sale of common stock	4,515,000	-	14,339	-	14,339
Common stock redeemed and retired (See Note 9)	(913,361)	-	-	-	-
Vested and delivered RSUs	15,496	-	-	-	-
Shares repurchased for tax withholding	-	-	(1)	-	(1)
Share-based compensation	-	-	319	-	319
Other	-	-	7	-	7
Net loss	-	-	-	(25,547)	(25,547)
Balance, September 30, 2022	24,605,474	$2	$252,383	$(234,904)	$17,481

	For the period January 1, 2022 through September 30, 2022
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	5,905,639	$-	$204,730	$(203,828)	$902
Common stock issued on redemption of Series B Preferred Stock	4,089,594	1	4,639	-	4,640
Common stock issued to holders of Series B Preferred Stock pursuant to the Exchange Agreement (See Note 8)	1,720,428	-	3,942	-	3,942
Common stock issued on redemption of Convertible Note	5,513,138	1	11,671	-	11,672
Common stock issued to settle certain warrants (See Note 8)	3,666,666	-	11,529	-	11,529
Sale of common stock	4,515,000	-	14,339	-	14,339
Common stock redeemed and retired (See Note 9)	(913,361)	-	-	-	-
Common stock issued on conversion of Penny Warrants (See Note 8)	28,333	-	4	-	4
Vested and delivered RSUs	80,037	-	-	-	-
Shares repurchased for tax withholding	-	-	(48)	-	(48)
Share-based compensation	-	-	1,570	-	1,570
Other	-	-	7		7
Net loss	-	-	-	(31,076)	(31,076)
Balance, September 30, 2022	24,605,474	$2	$252,383	$(234,904)	$17,481

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	For the period July 1, 2021 through September 30, 2021
			Additional		Stockholders’
	Common Stock		Paid-In	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, July 1, 2021	1,353,496	$-	$65,729	$(80,975)	$(15,246)
Common stock issued on conversion of Debentures	2,587,414	-	109,695	-	109,695
Common stock issued on conversion of Penny Warrants	398,293	-	2	-	2
Vested and delivered RSUs	9,333	-	-	-	-
Share-based compensation	-	-	2,951	-	2,951
Net loss	-	-	-	(37,317)	(37,317)
Balance, September 30, 2021	4,348,536	$-	$178,377	$(118,292)	$60,085

	For the period January 1, 2021 through September 30, 2021
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	1,316,870	$-	$90,830	$(43,661)	$47,169
Common stock issued on conversion of Debentures	2,587,414	-	109,695	-	109,695
Common stock issued on conversion of Penny Warrants	398,293	-	2	-	2
Cumulative effect of accounting change related to adoption of Accounting Standard Update No. 2020-06	-	-	(36,983)	1,219	(35,764)
Debenture discount relative to fair value of warrants	-	-	9,223	-	9,223
Vested and delivered RSUs	56,166	-	-	-	-
Shares repurchased for tax withholding	(10,207)	-	(1,142)	-	(1,142)
Share-based compensation	-	-	6,752	-	6,752
Net loss	-	-	-	(75,850)	(75,850)
Balance, September 30, 2021	4,348,536	$-	$178,377	$(118,292)	$60,085

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	September 30, 2022	September 30, 2021
Cash Flows from Continuing Operations
Net loss from continuing operations	$(31,824)	$(56,024)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Impairment of goodwill	10,468	-
Depreciation	1,559	885
Amortization of intangible assets	-	2,063
Amortization of Convertible Debenture discount	-	9,253
Interest on convertible debt paid-in-kind	-	8,257
Share-based compensation	1,300	6,752
Change in fair value of warrant liabilities	(35,314)	(3,041)
Change in fair value of derivative liabilities	(721)	-
Amortization of deferred financing costs and discounts	4,715	807
Noncash portion of gain on sale of certain rights to software	792	-
Noncash financing fees	4,650	-
Changes in operating assets and liabilities:
Accounts receivable	1,584	(1,130)
Prepaid expenses and other current assets	(5,763)	(1,494)
Accounts payable and accrued expenses	(5,944)	3,772
Deferred revenue	(57)	(24)
Other	112	(321)
Net cash used in continuing operating activities	(54,443)	(30,245)
Cash Flows from Continuing Investing Activities:
Purchase of property and equipment	(266)	(1,729)
Deferred development costs	(917)	(462)
Net cash used in continuing investing activities	(1,183)	(2,191)
Cash Flows from Continuing Financing Activities:
Payment of taxes from withheld shares	(48)	(1,142)
Debt repayments	(27,076)	(207)
(Repayment of) proceeds from promissory note - related party	(5,000)	5,000
Redemption of Series B Preferred Stock paid in cash	(1,344)	-
Proceeds from issuance of Convertible Debentures (See Note 8)	-	24,000
Proceeds from the issuance of common stock	14,339	2
Proceeds from issuance of Series B Preferred Stock and February 2022 Warrants (See Note 8)	15,000	-
Proceeds from issuance of Convertible Note (See Note 8)	10,000	-
Proceeds from exercise of certain warrants	4	-
Payment of deferred financing fees	(1,202)	(953)
Net cash provided by continuing financing activities	4,673	26,700

Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities	(5,503)	421
Net cash provided by (used in) investing activities	31,948	(822)
Net cash used in financing activities	-	(167)
Net cash provided by (used in) discontinued operations	26,445	(568)

Net change in cash	(24,508)	(6,304)
Cash, beginning of period	35,255	10,505
Cash, end of period	$10,747	$4,201
Supplemental Disclosures about Cash Flow Information
Cash paid for interest	$7,865	$666
Cash paid for income taxes	$270	$248
Supplemental Schedule of Noncash Investing and Financing Activities
Series B Preferred Stock converted to common stock	$4,640	$-
Convertible Notes converted to common stock	11,672	-
Noncash conversion of Debentures to common stock	-	109,695
Fair value of Penny Warrants related to the issuance of Convertible Debentures	-	9,223
Capital expenditures included in accounts payable and accrued expenses	-	79

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

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

On August 25, 2022, the Company announced that it had retained Northland Capital Markets to advise the Company in connection with a comprehensive strategic review process that could lead to the sale of the Company or selected assets. No assurance can be given that the Company’s review of strategic alternatives will result in one or more transactions being entered into or consummated, or if any transaction is undertaken, as to its terms, structure or timing of such transaction. Furthermore, any ultimate sale transaction(s), if any, may require a shareholder or judicial approval process that may or may not result in such approval being obtained.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

Nature of Continuing and Discontinued Operations

Continuing Operations

The Kandy cloud communications platform is a cloud-based, real-time communications platform, offering proprietary unified communications as a service (“UCaaS”), communications platform as a service (“CPaaS”), Microsoft Teams Direct Routing as a Service (“DRaaS”), and SIP Trunking as a Service capabilities (“STaaS”). Kandy is considered to be a pure-play provider of such offerings for enterprise customers.

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

While the cloud communications business is focused on highly complex, medium and large enterprise deployments, the customer experience is augmented by our managed services capabilities. In addition, our strategic partnerships with companies such as AT&T, IBM/Kyndryl, and Etisalat, give us access to a marquee customer base and the ability to sell end-to-end solutions.

Discontinued Operations

Computex, classified within discontinued operations, is a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions, through its extensive hardware, software and value-added service offerings.

Reverse Stock Split

On September 30, 2022, the Company filed a Certificate of Amendment of the Company’s Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Certificate of Amendment”), which effected, upon filing on September 30, 2022 (the “Effective Stock Split Date”), a one-for-fifteen reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock. In connection with the Reverse Stock Split, the CUSIP number (Committee on Uniform Securities Identification Procedures number) for the Company’s common stock changed.

As a result of the Reverse Stock Split, each share of the Company’s common stock issued and outstanding immediately prior to the Effective Stock Split Date was automatically reclassified as and converted into one-fifteenth (1/15) of a share of the Company’s common stock. The Reverse Stock Split affected all stockholders uniformly and did not alter any stockholder’s percentage interest in the Company’s equity, except to the extent that the Reverse Stock Split resulted in some stockholders owning a fractional share. No fractional shares were issued in connection with the Reverse Stock Split. Instead, stockholders who would otherwise have been entitled to fractional shares of the Company’s common stock became entitled to receive cash payments in lieu of such fractional shares.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

The Reverse Stock Split did not change the par value of the Company’s common stock nor the authorized number of shares. All outstanding warrants and preferred stock entitling their holders to purchase, obtain or convert into shares of the Company’s common stock were adjusted, as required by the terms of such securities. The Company’s common stock began trading on a Reverse Stock Split-adjusted basis when the market opened on October 3, 2022.

The Reverse Stock Split has been retroactively reflected throughout this report, including in the computation of basic and diluted earnings/loss per common share, which has been adjusted retroactively for all periods presented.

Recent Financing Transactions

On December 2, 2021, the Company entered into the Credit Agreement with Monroe for a $27,000 Credit Facility (as such terms are defined in Note 7), part of which was used to pay off amounts owing under a prior credit agreement which was assumed as part of the acquisition of Computex. The remainder of the proceeds from the Credit Facility were scheduled to be used for working capital and general business purposes. However, on March 1, 2022, all amounts owing under the Credit Agreement were repaid from the proceeds of a securities sale executed on March 1, 2022, along with a portion of cash on hand.

The net proceeds from the sale of Computex, after payment of closing and certain other obligations were used for working capital and general business purposes.

As more fully discussed in Note 8, between November 2021 and October 2022, the Company completed a number of financing transactions, including amendments to certain such financing arrangements.

In addition, on August 29, 2022, the Company entered into a settlement agreement (the “Ribbon Settlement Agreement”) with Ribbon, pursuant to which the Company and Ribbon modified and/or terminated certain previous agreements between the parties (See Note 9), and on October 20, 2022, entered into an amended agreement with a significant supplier, that resulted in the conversion of a trade payable balance to a promissory note (See Note 7).

Nasdaq Notices

Our common stock and public warrants are currently listed on the Nasdaq.

On May 20, 2022, we received a written notice from the Nasdaq indicating that we were not in compliance with the Nasdaq Listing Rule which requires us to maintain a minimum bid price of $1.00 per share. Such notice had provided us with a period of 180 calendar days, or until November 16, 2022, to regain compliance by maintaining a minimum bid price of $1.00 per share for at least ten consecutive business days.

On September 30, 2022, the Reverse Stock Split was completed, as a result of which the Company subsequently regained compliance with the minimum share price requirement, as confirmed in a letter from the Nasdaq which the Company received on October 18, 2022.

On July 27, 2022, we received a written notice from the Nasdaq notifying us that for 30 consecutive business days, the Company’s Minimum Value of Listed Securities (“MVLS”) was below the minimum of $35 million that was required for continued listing on the Nasdaq Capital Market pursuant to Nasdaq listing rule 5550(b)(2), and providing us with a period of 180 calendar days, or until January 23, 2023, to regain compliance by having a closing MVLS of at least $35 million for at least ten consecutive business days (or such longer period of time as the Nasdaq staff may require in some circumstances, but generally not more than 20 consecutive business days). We intend to continue to monitor our MLVS. If our common stock does not trade at a level that is likely to regain compliance with the Nasdaq requirements, our board of directors may consider other options that may be available to achieve compliance.

We cannot provide assurance that we will be able to demonstrate compliance with the MVLS listing rule described above by the applicable deadline, in which case our common stock may then be subject to delisting.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

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

2. Liquidity

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under credit agreements and the sale of equity securities. As of September 30, 2022, the Company had an aggregate cash balance of $10,747 in its operating bank accounts and net working capital of $14,402. As of November 10, 2022, aggregate cash in the Company’s operating bank accounts was $16,951.

The Company currently projects that it will need additional capital to fund its current operations including research & development and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. This projection is based on the Company’s current expectations regarding product sales and service, cost structure, cash burn rate and other operating assumptions. The sources of this capital are anticipated to be from the sale of equity and/or debt. Alternatively, or in addition, the Company may seek to sell additional assets or portions of its business. Any of the foregoing may not be achievable on favorable terms, if at all, and may require the consent of equity holders and/or holders of any debt we may incur in the future, or may require modification of existing agreements, which may or may not be granted. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 15, 2022. The interim results for the period ended September 30, 2022 are not necessarily indicative of the results expected for the year ending December 31, 2022 or any future interim periods.

The Company has reclassified certain prior period amounts, including the results of discontinued operations, reportable segment information and shares of common stock, to conform to the current period presentation. Unless otherwise indicated, amounts provided in these Notes pertain to the Company’s continuing operations. See Note 5, Assets held for sale and operations classified as discontinued, for additional information.

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

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. Cash held by the Company in financial institutions regularly exceeds the federally insured limit of $250. At September 30, 2022, cash balances held with a financial institution exceeded the federally insured limit. However, management does not believe this poses a significant credit risk. Concentration of business risks are summarized in the following table:

	September 30, 2022		December 31, 2021
	Number of customers or vendors	Aggregate total	Number of customers or vendors	Aggregate total
Customers that individually accounted for 10% or more of trade accounts receivable	3	$5,783	3	$6,104
Vendors that individually accounted for 10% or more of trade accounts payable	3	$5,255	2	$2,527

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Number of customers that individually accounted for 10% or more of sales from continuing operations	4	4	4	4
Aggregate total sales of customers that individually accounted for 10% or more of sales from continuing operations	$3,461	$3,470	$8,720	$7,894

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

Trade receivables, net

Trade receivables on the accompanying condensed consolidated balance sheets are net of allowances of $739 and $147, as of September 30, 2022 and December 31, 2021, respectively.

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

Assets measured at fair value on a non-recurring basis include goodwill, tangible and intangible assets. Such assets are reviewed annually for impairment indicators. If a triggering event has occurred, the assets are re-measured when the estimated fair value of the corresponding asset group is less than the carrying value. The fair value measurements, in such instances, are based on significant unobservable inputs (Level 3).

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

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

The fair values of certain warrants issued in 2017 (the “2017 Private Placement Warrants”) were determined using the Black-Scholes model in which the following weighted average assumptions were used for the valuations performed as of September 30, 2022:

o	stock price volatility – 145%

o	exercise price – $11.50

o	discount rate – 4.1531%

o	remaining useful life – 2.52 years

o	stock price – $0.20

The valuations of the warrant liabilities are considered to be Level 2 valuations.

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

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. If, based on the qualitative test, the Company determines that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, then the Company evaluates goodwill for impairment by reviewing the fair value of the reporting unit versus its respective carrying value, including its goodwill. If it is determined that it is “not likely” that the fair value of the reporting unit is less than its carrying value, then no further testing is required.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

During the second quarter of 2022, the Company concluded that a triggering event had occurred in the Company’s sole reporting unit, comprised of Kandy, as a result of declining financial performance coupled with changes in market conditions. Therefore, the Company conducted both qualitative and quantitative assessments and determined that it was appropriate to write off the entire remaining goodwill of $10,468. Therefore, the Company recognized a non-cash impairment charge of $10,468 during the nine months ended September 30, 2022 and therefore goodwill activity was as follows:

Balance, January 1, 2022	$10,468
Goodwill impairment	(10,468)
Balance, September 30, 2022	$-

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

September 30, 2022

(Unaudited)

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

September 30, 2022

(Unaudited)

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

Assets and liabilities classified as held for sale at December 31, 2021 consisted of the following:

December 31, 2021
Current assets:
Cash	$4,136
Prepaid expenses	937
Trade receivables (net allowance of $146)	19,965
Inventory	2,737
Assets held for sale - current	27,775
Noncurrent assets:
Property and equipment, net	4,489
Goodwill	6,579
Other intangible assets, net	20,105
Other noncurrent assets	85
Assets held for sale - noncurrent	31,258
Total assets held for sale	$59,033

Current liabilities:
Accounts payable and accrued expenses	$26,023
Deferred revenue	3,214
Liabilities associated with assets held for sale - current	29,237
Long-term liabilities
Other liabilities	102
Liabilities associated with assets held for sale - noncurrent	102
Total liabilities associated with assets held for sale	$29,339

Revenues and expenses classified as discontinued operations consist of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues:
Hardware	$-	$13,000	$10,948	$39,219
Third party software and maintenance	-	2,080	1,815	5,115
Managed and professional services	-	8,050	7,214	24,497
Other	-	233	165	793
Total revenues	-	23,363	20,142	69,624
Cost of revenue	-	16,039	14,176	48,647
Gross profit	-	7,324	5,966	20,977
Goodwill impairment	-	20,500	-	20,500
Selling, general and administrative	-	7,809	9,520	23,423
Loss from operations	-	(20,985)	(3,554)	(22,946)
Other (expense) income
Gain on sale of Computex	-	-	4,314	-
Gain on extinguishment of debt	-	4,177	-	4,177
Interest expense	-	(342)	-	(860)
Other expense	-	-	-	(155)
Total other (expenses) income	-	3,835	4,314	3,162
(Loss) income from discontinued operations before income taxes	-	(17,150)	760	(19,784)
Income tax provision on discontinued operations	-	(23)	(12)	(42)
Net (loss) income from discontinued operations	$-	$(17,173)	$748	$(19,826)

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

6. Accounts payable and accrued expenses

Accounts payable and accrued expenses were as follows as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Accounts payable	$6,327	$3,692
Accrued compensation, benefits and related accruals	3,154	6,412
Accrued professional fees	990	1,867
Due to related parties	500	2,285
Third party interest accrual	-	2,180
Other	99	578
	$11,070	$17,014

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

In connection with the closing of the Credit Facility and pursuant to a subscription agreement, the Company issued, to certain funds affiliated with Monroe, warrants to purchase certain shares of the Company’s common stock at an exercise price of $0.0015 per share (the “Monroe Warrants”). The number of shares of the Company’s common stock issuable upon exercise of the Monroe Warrants is subject to, in addition to customary adjustments for stock dividends, stock splits, reclassifications and the like, adjustment for certain issuances (or deemed issuances) of the Company’s common stock at a price per share below $23.46 while the Monroe Warrants are outstanding, such that the Monroe Warrants will remain exercisable for, in the aggregate, approximately 2.5% of the total number of shares of the Company’s common stock outstanding, calculated on a fully-diluted basis. The Monroe Warrants were exercisable starting on the date of issuance and are scheduled to expire on January 31, 2029. The Monroe Warrants were exercisable for an aggregate of 687,587 shares of common stock as of September 30, 2022.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

Total long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
Term Note payable to Monroe; guaranteed interest of $7,290	$-	$27,000
Capital lease obligations	28	104
Total long-term debt	28	27,104
Less: unamortized debt issuance costs	$-	(700)
Total notes payable and line of credit, net of unamortized debt issuance costs	28	26,404
Less: current maturities of notes payable and line of credit	(28)	(26,393)
Long-term debt, net of current maturities and unamortized debt issuance costs	$-	$11

Subordinated promissory note – related party

On September 16, 2021, the Company entered into a promissory note in the principal amount of $5,000 (the “2021 Note”). The 2021 Note, which was secured by an affiliate of a shareholder that owns more than five percent of the Company’s shares, was originally scheduled to mature on the earliest of (a) September 16, 2022, (b) the Company’s consummation of a debt financing resulting in the receipt of gross proceeds of not less than $20,000, (c) the Company’s consummation of primary sales of registered equity securities resulting in the receipt of gross proceeds of not less than $20,000, (d) the Company’s consummation of the sale of Computex and (e) the date of any event of default. However, in connection with the closing of the Credit Facility, the 2021 Note was amended to, among other things, revise the definition of the maturity date so that the consummation of the Credit Agreement would not have resulted in the maturity of the 2021 Note. In consideration of the amendment, the Company paid the lender an amendment fee in the amount of $1,250.

The amended maturity date of the 2021 Note was scheduled to be the earliest of (a) September 16, 2022, (b) the Company’s consummation of primary sales of registered equity securities resulting in the receipt of gross proceeds of not less than $20,000 (c) the consummation of the sale of the Computex business unit and (d) the date of any event of default, subject to extension if the Credit Agreement was not paid off as of such date. The 2021 Note became due on March 1, 2022 due to the Company’s sale of registered and equity securities and the early pay off of the Credit Agreement. However, for a waiver fee of $250, the lender extended the maturity date to May 1, 2022. On March 15, 2022, all amounts outstanding under the 2021 Note were paid. The 2021 Note had a minimum required return of 25.00%.

October 2022 promissory note

On October 20, 2022, the Company entered into an amended agreement with a significant supplier, that resulted in the conversion of a trade payable balance to a promissory note having a principal balance of approximately $2,430. Such promissory note is due on the earlier of (i) March 31, 2023; (ii) a sale transaction by the Company requiring shareholder approval, including a transfer of a majority of the Company’s capital stock or (iii) a payment default by the Company. The promissory note is unsecured and bears interest at a rate of 6% per annum, compounded semi-annually. Additionally, the amended agreement provides for new payment terms, with a $400 monthly prepayment towards actual costs incurred. Any excess of that prepayment over actual costs results in a reduction of the promissory note balance, while any excess of actual costs over the $400 monthly payment is to be added to such promissory note. The amended agreement also contains certain changes to notice provision clauses with respect to work force reductions as well as new loaded labor rates.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

8. Stockholders’ Equity (Deficit), Related Warrants, Securities, Debentures and Guaranty

Preferred stock

During the first quarter of 2022, the Board of Directors created and established a new series of preferred stock, designated as “Series B Convertible Preferred Stock” (the “Series B Preferred Stock”). The authorized number of shares of the Series B Preferred Stock was established at 21,500 with a par value of $0.0001 per share. The number of shares of Series B Preferred Stock issued during the nine months ended September 30, 2022 was 16,125, none of which were outstanding as of September 30, 2022. The Series B Preferred Stock that were issued during the nine months ended September 30, 2022 were mandatorily redeemable and are further discussed below.

Common stock

The Company is authorized to issue 500,000,000 shares of common stock with a par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote for each share.

On September 30, 2022, the Company filed the Certificate of Amendment with the Secretary of State of the State of Delaware, which effected a one-for-fifteen reverse stock split of the Company’s issued and outstanding shares of common stock. The Reverse Stock Split, which has been retroactively reflected throughout this report, did not change the par value of the Company’s common stock nor the authorized number of shares.

As of September 30, 2022, a total of 24,605,474 shares of the Company’s common stock were issued and outstanding.

Recent sales of securities

The November Purchase Agreement

On November 2, 2021, the Company entered into a securities purchase agreement (the “November Purchase Agreement”) with a buyer for the purchase and sale of (i) a warrant to purchase up to 333,333 shares (at the time) of the Company’s common stock, subject to increases as described below (the “Series A Warrants”), in a private placement; and (ii) an aggregate of 166,666 shares of the Company’s common stock, and a warrant to purchase up to 166,666 shares of the Company’s common stock (the “Series B Warrants” and, collectively with the Series A Warrants, the “A&B Warrants,” in a registered direct offering. The aggregate purchase price for the shares and the A&B Warrants was $5,000.

Upon any exercise of the Series B Warrant, the number of shares issuable upon exercise of the Series A Warrant increased by the number of shares of the Company’s common stock issued upon exercise of the Series B Warrant. Northland Securities, Inc. (the “Placement Agent”) received fees of 7% of the aggregate gross proceeds.

In connection with the Company’s consummation of the Credit Agreement, the exercise price of the A&B Warrants were subsequently reduced by 25%, the number of warrants were increased and the buyers received certain newly-issued warrants (the “Series C Warrants”). As of the date of such modification, the Company recognized a change in fair value of the warrant liabilities equal to the excess of the fair value of the modified instrument over the previous fair value. The fair value of the Series C Warrants as of the issuance date was considered to be analogous to a financing charge and was included in interest expense.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

The December 2021 securities sale

On December 15, 2021, the Company consummated the sale of certain securities pursuant to a securities purchase agreement, dated as of December 13, 2021 between the Company and an investor (the “Buyer”). At the closing, the Company issued to the Buyer (i) a warrant (the “Series D Warrant”) to purchase up to 1,041,666 shares of the Company’s common stock, in a private placement; and (ii) an aggregate of 522,666 shares of the Company’s common stock, and 12,456 shares of Series A Preferred Stock (“Series A Preferred”) with a stated value of $1,000 per share, initially convertible into 519,000 shares of the Company’s common stock, in a registered direct offering. The aggregate purchase price paid at the closing for the common stock, the Series A Preferred and the Series D Warrants was $25,000.

The initial exercise price of the Series D Warrants were subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and were subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s common stock, or securities convertible, exercisable or exchangeable for, common stock at a price below the then-applicable exercise price (subject to certain exceptions).

The Series A Preferred shares were convertible into shares of the Company’s common stock at the election of the holders at any time at an initial conversion price of $1.60. In December 2021, the holders of the Series A Preferred exercised their conversion rights and the Series A Preferred Shares were converted to 519,000 shares of the Company’s common stock.

February 2022 Purchase Agreement

On February 28, 2022, the Company entered into a securities purchase agreement (the “February 2022 Purchase Agreement”) with a buyer for the purchase and sale of (i) an aggregate of up to 21,500 shares of Series B Preferred Stock with a stated value of $1,000 per share, initially convertible into up to 1,433,333 shares of the Company’s common stock and (ii) warrants (the “February 2022 Warrants”) to purchase up to that number of shares of the Company’s common stock equal to the number of shares of the Company’s common stock into which the shares of Series B Preferred Stock actually sold pursuant to the purchase agreement were initially convertible, in a registered direct offering.

Pursuant to the February 2022 Purchase Agreement, an aggregate of 16,125 shares of Series B Preferred Stock, initially convertible into 1,075,000 shares of the Company’s common stock, together with the February 2022 Warrants, initially exercisable for 1,075,000 shares of the Company’s common stock, were issued and sold at an initial closing on March 1, 2022 (the “Initial Closing”). The aggregate purchase price paid for the Series B Preferred Stock and the February 2022 Warrants at the Initial Closing was $15,000. The remaining 5,375 Preferred Shares were never issued by the Company and any rights that the Company had to require such a purchase subsequently expired.

On March 1, 2022, the Company consummated the Initial Closing in which the Company issued to the buyer (i) 16,125 Series B Preferred Stock with a stated value of $1,000 per share, initially convertible into up to 1,075,000 shares of the Company’s common stock and (ii) the February 2022 Warrants that were initially exercisable for up to 1,075,000 shares of the Company’s common stock, in a registered direct offering.

As a result of the issuance of the Series B Preferred Stock and February 2022 Warrants, the exercise price of the Series A Warrants, the Series B Warrants and the Series D Warrants previously issued by the Company to an affiliate of the buyer was automatically reduced by 33.3% (with a proportional increase to the number of shares of the Company’s common stock issuable upon exercise of such warrants).

The Series B Preferred Stock was convertible into shares of the Company’s common stock at the election of the holder with the conversion price being subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s common stock, or securities convertible, exercisable or exchangeable for, the Company’s common stock at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company was required to redeem the Series B Preferred Stock in 12 equal monthly installments, commencing on April 1, 2022. Subject to certain conditions, including certain equity conditions, the Company could redeem the applicable number of Series B Preferred Stock on each monthly redemption date either in cash, shares of the Company’s common stock or a combination. The number of shares used to redeem any Series B Preferred Stock in such event would be calculated as 88% of the lowest daily volume weighted average price of the Company’s common stock during the eight trading days immediately prior to the payment date.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

Based on an evaluation of ASC 480, the Company had classified the Series B Preferred Stock as stock settled debt and therefore recorded the instrument as a liability on the issuance date, as the instrument was mandatorily redeemable and thus (1) embodies an unconditional obligation (2) required the Company to settle the unconditional obligation in cash or by issuing a variable number of its common shares and (3) is based on a monetary amount known at inception.

The exercise price of the February 2022 Warrants were subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s common stock, or securities convertible, exercisable or exchangeable for, the Company’s common stock at a price below the then-applicable exercise price (subject to certain exceptions).

All of the outstanding shares of the Series B Preferred Stock have since been converted. Of the $16,125 principal, $14,781 was converted into 4,089,594 shares and $1,344 was paid in cash. Certain installments were based on exercises of the buyer’s acceleration right with respect to installment payments.

April 2022 Purchase Agreement

On April 14, 2022, the Company entered into a securities purchase agreement (the “April 2022 Purchase Agreement”) with a buyer affiliated with a greater than 5% stockholder for the purchase and sale of a new series of senior secured convertible notes of the Company, in the aggregate original principal amount of $12,000 (the “Convertible Notes”). The transaction was funded on April 19, 2022. The Convertible Notes were convertible into shares of the Company’s common stock. The purchase price of the Convertible Notes was $10,000 and net proceeds received totaled $9,950.

The Convertible Notes were scheduled to mature on October 1, 2023. Interest was only payable if there was an event of default, which would have resulted in interest at the rate of 15.00% per annum. The Company was required to redeem $800 of the outstanding amounts under the Convertible Notes on a monthly basis, commencing on August 1, 2022, until the maturity date of October 1, 2023. Subject to certain conditions, including certain equity conditions, the Company was permitted to pay the amount due on each monthly redemption date, and the amount due at maturity, either in cash, shares of the Company’s common stock or a combination. The number of shares used to pay any portion of the Convertible Notes was generally calculated as 88% of the lowest daily volume weighted average price of the common stock during the eight trading days immediately prior to the payment date.

The full principal amount of $12,000 due under the Convertible Notes have since been satisfied with shares of common stock, with 5,513,138 issued during the three months ended September 30, 2022, and 349,109 issued in October 2022.

Based on ASC 815, Derivatives and Hedging (“ASC 815”), the convertible feature of the Convertible Note was considered to be a derivative but was considered to have met the scope exception in ASC 815 and therefore was not bifurcated from the host instrument. However, embedded derivatives were assessed with respect to the probability of events of default and the probability of a change of control in relation to the Convertible Note. Such derivatives were assessed at an aggregate estimated value of $721 as of the issuance date of the Convertible Note and were recorded as derivative liabilities as of the issuance date with a corresponding discount reflected in the Convertible Note. During the third quarter of 2022, the Convertible Note was fully satisfied and therefore the related derivative had no value as of September 30, 2022.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

Amendments - recent securities

During the third quarter of 2022, the Company entered into certain amendments and other agreements with the holders of the securities underlying the securities discussed above, specifically, the securities underlying i) the November Purchase Agreement ii) the December 2021 securities sale iii) the February 2022 Purchase Agreement and iv) the April 2022 Purchase Agreement, as follows:

●	An amended waiver agreement (the “Waiver Agreement”) on August 31, 2022, in which the holders waived certain rights, including, among other things, certain rights that would have accrued if the Company had sold shares of common stock and rights to the timing of certain payments which the holders agreed to defer.

●	An exchange agreement (the “Exchange Agreement”) on September 11, 2022, with the holders of the Series B Preferred Stock and Convertible Notes, pursuant to which the parties agreed, among other things, to (i) exchange the remaining amount outstanding under the Series B Preferred Stock, consisting of $3,942 in stated value, into rights to acquire an aggregate of 1,720,428 shares of the Company’s common stock and (ii) to convert $1,600 in original principal amount of the Convertible Notes into 698,217 shares of the Company’s common stock. The $3,942 represented the remainder of certain additional financing charges of $7,125 which arose as a result of the stock price being below a floor price, as defined in the agreement. Of the total financing charges of $7,125, an aggregate of $3,183 was paid in cash.

●	A settlement agreement, on September 26, 2022, with the holders of the Company’s convertible notes, and holders of certain warrants, pursuant to which the parties agreed, among other things, to effect, a series of sequential transactions consisting of one or more exercises of certain of the warrants, each followed by an exchange of the shares of the Company’s common stock, into certain rights to acquire an aggregate of 6,186,642 shares of the Company’s common stock (with respect to the warrants) and 480,024 shares of the Company’s common stock (in exchange for the remaining principal amount of the convertible notes), all of which shares have been fully issued and therefore the holders have no further rights to such warrants or the Convertible Notes.

September 2022 Sale of Securities

Pursuant to an Equity Distribution Agreement entered into on September 1, 2022 with Northland Securities, Inc., as its sales agent (the “Sales Agent”), the Company sold 4,515,000 shares of its common stock in September 2022. Net proceeds from the sale totaled $14,339, after deduction of a Sales Agent commission of 3.0% and other direct costs.

October 2022 Sale of Securities

On October 20, 2022, the Company consummated a securities purchase agreement entered into with two institutional accredited investors, relating to the sale of (i) an aggregate of 5,000,000 shares of the Company’s common stock, in a registered direct offering and (ii) warrants to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock, an exercise price of $1.80 per share, in a concurrent private placement, for a combined purchase price of $2.00 per share. The Company will be required to file, within 30 days of the date of such purchase agreement, a registration statement to register the resale of the shares of common stock issuable upon exercise of the warrants. In addition, the Company has agreed, subject to certain exceptions, not to issue or agree to issue any shares of the Company’s common stock or common stock equivalents for a period ending on the later of (i) 90 days after the transaction’s closing date and (ii) the date on which the resale registration statement is declared effective by the SEC.

Warrant Summary

All warrants issued between November 2021 and March 2022 have since been converted to common stock, except the Monroe warrants. As of September 30, 2022, 687,587 Monroe warrants were exercisable for $0.0015 per share.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

Registration rights agreements

In connection with the November and December sales of securities and the Credit Agreement with Monroe, the Company entered into certain registration rights agreements with the investors to register the common stock underlying the warrants by specified dates and to use reasonable best efforts to cause such registration statements to be declared effective under the Securities Act, as soon as practicable, thereafter, subject to certain fees if the shares were not registered by certain dates. As of February 9, 2022, all such shares were registered. In connection with the April 2022 sale of Convertible Notes, the Company entered into a substantially similar registration rights agreement with the purchaser of the Convertible Notes with respect to the registration for resale of the shares of common stock into which the Convertible Notes are convertible. As of June 1, 2022, all such shares were registered.

See discussion above regarding registration rights agreement relating to the shares underlying the warrants issued as part of the October 2022 Sale of Securities.

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

Convertible Debentures, related warrants and guaranty

On April 7, 2020, the Company consummated the sale, in a private placement (the “2020 Private Placement”), of units of securities of the Company (“Units”) to certain investors (each, an “Investor”), as contemplated by the terms of the previously disclosed Securities Purchase Agreement, dated as of April 3, 2020 (the “Securities Purchase Agreement”). Each Unit consisted of (i) $1,000 in principal amount of the Company’s Series A convertible debentures (the “Convertible Debentures” or “Debentures”) and (ii) a warrant to purchase 6 shares of the Company’s common stock at an exercise price of $0.15 per whole share (the “Penny Warrants”). The issuances of such securities were not registered under the Securities Act in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act.

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

Penny Warrants

The Penny Warrants issued on April 7, 2020 entitled the holders to purchase an aggregate of up to 287,795 shares of the Company’s common stock (including warrants to purchase up to 133,333 shares, 57,106 shares, and 20,000 shares issued to Holdings, the Sponsor and MasTec Inc., respectively, as part of the Units issued to them), at an exercise price of $0.15 per share.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

The Penny Warrants issued in December 2020, as part of the Units sold, entitled the holders to purchase an aggregate of up to 365,186 shares of the Company’s common stock at an exercise price of $0.15 per share. Such warrants consisted of 291,853 warrants issued to Ribbon, 66,666 warrants issued to SPAC Opportunity Partners, LLC and 6,666 warrants issued to a director of the Company.

The Penny Warrants issued between January 1, 2021 and May 27, 2021, as part of the Units sold during that period, entitled the holders to purchase an aggregate of up to 160,000 warrants (including 63,000 warrants issued to related parties).

The Penny Warrants are exercisable at any time through the fifth anniversary of the date of issuance. The number of shares issuable upon exercise of each Penny Warrant is subject to customary adjustments for stock dividends, stock splits, reclassifications and the like and have been adjusted to reflect the Reverse Stock Split.

Starting in 2021 and pursuant to the terms of the Penny Warrant agreements, holders of 445,604 Penny Warrants exercised their right to convert such Penny Warrants to 444,553 shares of common stock and 291,853 Penny Warrants were cancelled as part of the Ribbon Settlement. As of September 30, 2022, unexercised Penny Warrants totaled 75,525.

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

In addition, the Company’s then President, Kevin Keough, and Mr. Robert Willis, a Company director and Vice Chairman of Capital Markets, provided such services to the Company via Navigation. Accordingly, Mr. Keough and Mr. Willis did not receive any direct compensation from the Company between July 21, 2021 (the effective date of their appointment) and April 21, 2022. Instead, Mr. Keough and Mr. Willis were compensated by Navigation. In consideration for such services provided by Navigation to the Company, Navigation was granted 12,000 restricted stock units (“RSUs”) that were scheduled to vest over four years, similar to time-based RSUs granted to directors in lieu of director’s fees.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

On April 21, 2022, the agreement with Navigation was terminated and therefore, the RSUs were forfeited prior to any being vested. At the date of termination, the unpaid balance owing under the consulting agreement was $900, which was scheduled to be paid at the rate of $100 per month.

Selling, general and administrative expenses for the nine months ended September 30, 2022 included $150 (none for the three months September 30, 2022) related to such agreement. The amounts for the three and nine months ended September 30, 2021, related to such agreement was $150 and $450, respectively. Also accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021 include $600 and $750, respectively, in connection therewith.

With respect to the RSU’s issued to Navigation, selling, general and administrative expenses include stock compensation expenses of $180 during the nine months ended September 30, 2022 (none for the three months ended September 30, 2022).

Services provided by True North Advisory LLC

On January 21, 2022, the Company entered into a Services Agreement (the “Services Agreement”) with True North Advisory LLC (“True North”), a company affiliated with Michael Tessler, the previous Chairman of the Company’s board of directors.

Pursuant to the Services Agreement, among other things, True North previously provided strategic advice with respect to the Company’s business as requested by the Company from time to time, for a fee of $25 per month, plus reimbursement for out-of-pocket expenses. As a result, selling, general and administrative expenses for the nine months ended September 30, 2022 include $109, related to such agreement (none for the three months ended September 30, 2022). The Services Agreement had an initial term of three months, after which it could continue on a month-to-month basis until terminated by either party on 30 days’ prior notice. The Services Agreement, which contained customary mutual provisions regarding confidentiality and ownership of intellectual property, was terminated during the third quarter of 2022.

Transactions with Ribbon

On August 29, 2022, the Company entered into the Ribbon Settlement Agreement, pursuant to which the Company and Ribbon modified and/or terminated certain previous agreements between the parties. In particular, pursuant to the Ribbon Settlement Agreement:

●	a reseller agreement between the parties was terminated

●	the Company granted Ribbon certain non-exclusive perpetual rights to use certain intellectual property owned by the Company

●	Ribbon paid the Company $2,500 in cash

●	the 913,361 shares of the Company’s common stock previously owned by Ribbon were canceled

●	certain warrants, previously owned by Ribbon, which were exercisable to purchase 291,853 shares of the Company’s common stock, were terminated and canceled

●	certain agreements for rental of certain premises from Ribbon were amended to, among other things, reduce the portion of the premises used by the Company (and concurrently reduce the corresponding rent or other fees payable); and

●	certain agreements for use of certain Ribbon software were amended to, among other things, amend the license fee structure from a bulked fixed pricing schedule to a variable rate pricing structure so as to reduce the fees payable by the Company.

In connection with the Ribbon Settlement Agreement, the Company recorded a gain of $1,708, which is included in “other income (expenses)” on the condensed consolidated statement of operations. Due to the redemption of the shares previously owned by Ribbon, Ribbon is no longer considered a related party.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

Pursuant to a transition services agreement entered into with Ribbon in connection with the acquisition of Kandy, Ribbon previously provided certain services to the Company. Accounts payable and accrued expenses include amounts due to Ribbon of $1,629 and $799 as of September 30, 2022 and December 31, 2021, respectively. Prepaid expenses and other current assets as of December 31, 2021 include $190 due from Ribbon for collections it received on the Company’s behalf in excess of reimbursable expenses it paid on the Company’s behalf. Additionally, from time to time, the Company provided certain services to Ribbon. Included in the consolidated statement of operations are certain revenues for services provided to Ribbon, certain expenses for services provided by Ribbon and certain expenses for rental of office space from Ribbon. The following summarizes such revenue and expenses:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenue earned from Ribbon	$48	$-	$137	$-
Service fees charged by Ribbon:
Cost of revenue	$-	$305	$-	$1,013
Research and development	-	116	-	331
Selling, general and administrative expenses	216	534	1,088	1,448
	216	955	1,088	2,792
Rent and software purchased from Ribbon:
Cost of revenue	377	68	1,514	$68
Selling, general and administrative expenses	133	173	2,086	451
	$510	$241	$3,600	$519

Services provided by Saw Holdings, LLC

Effective April 1, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Saw Holdings, LLC (“Saw Holdings”), a company affiliated with Robert Willis, a member of the Company’s board of directors.

Pursuant to the Consulting Agreement, Saw Holdings previously provided consulting and capital markets advisory services to the Company for a fee of $25 per month, plus reimbursement for out-of-pocket expenses. The Consulting Agreement, which had an initial term of three months, was terminated in July 2022.

Certain Debentures

Debenture interest is separately identified as related party amounts on the condensed consolidated statements of operations. As indicated in Note 8, the Debentures were converted to common stock on September 8, 2021. Accordingly, no Debentures were outstanding as of September 30, 2022.

The 2021 Note

The 2021 Note, which was secured by a related party, is discussed in Note 7 and is separately identified on the condensed consolidated balance sheet at December 31, 2021. The related interest expense for the nine months ended September 30, 2022 of $764 (none for the three months ended September 30, 2022) is included in “Interest expense – related parties” in the consolidated statement of operations. As of December 31, 2021, “Accounts payable and accrued expenses” includes related accrued interest of $736. In March 2022, all amounts owing under the 2021 Note were repaid in connection with the sale of Computex.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

10. Revenue Recognition

In the following tables, revenue is disaggregated by geographies and by verticals (or sector).

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Geography
Domestic	$3,468	$2,821	$8,956	$9,350
International	1,270	1,327	3,600	3,266
Total revenues	$4,738	$4,148	$12,556	$12,616

Revenues by Verticals (or Sector)
Finance	$16	$231	$34	$1,640
Manufacturing and logistics	3	8	18	25
Public sector	365	347	1,006	1,022
Technology service providers	4,325	3,504	11,402	9,831
Other	29	58	96	98
Total revenues	$4,738	$4,148	$12,556	$12,616

Revenues by geography, in the table above, is generally based on the “ship-to address,” with the exception of certain services that may be performed at, or on behalf of, multiple locations, which are categorized based on the “bill-to address.”

Contract liabilities and remaining performance obligations

The Company’s contract liabilities are reported in a net position on a contract-by-contract basis at the end of each reporting period. At September 30, 2022 and December 31, 2021, the contract liability balance (deferred revenue) was $25 and $82, respectively. All of the performance obligations related to such deferred revenue as of September 30, 2022 are expected to be performed within 12 months and consist of payments received from customers, or such consideration that is contractually due, in advance of providing the product or performing the services.

11. Share-Based Compensation

The American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Plan”) provides for the issuance of stock options, stock appreciation rights, RSUs and other share-based awards. Stock options have a maximum term of ten years from the grant date.

As of September 30, 2022, a total of 666,666 shares had been authorized for issuance under the Plan, of which 263,887 shares remained available for issuance. The RSUs were issued to certain directors, employees and, in one case, a contractor, and can only be settled in shares. RSUs awarded to directors are time-based. RSUs issued to non-directors are 50% time-based and 50% performance-based. Generally, the awards vest over 3 or 4 years. The time-based awards vest on each grant date anniversary, while the performance-based awards vests on December 31st of each year, if the market condition (stock price target) is met. If the market condition attached to the performance-based awards is not met in any year, the eligibility is delayed until the market condition is met, except that the market condition must be met by the second anniversary of the first target date, in the case of awards that vest over 3 years, and by the third anniversary of the first target date, for those awards that vest over 4 years.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

The following summarizes RSU activity between January 1, 2022 and September 30, 2022:

		Weighted Average
	Number	Grant Date
	of RSUs	Fair Value
Outstanding at January 1, 2022	179,555	$67.80
Granted	201,264	$18.00
Vested and delivered	(67,485)	$38.34
Vested, not delivered	(6,666)	$51.30
Forfeited	(98,222)	$33.04
Cancelled	(66,666)	$32.10
Unvested RSUs at September 30, 2022	141,780	$40.78

Awards outstanding in the table above consist of 104,110 time-based awards and 37,670 performance-based awards and exclude 37,471 performance-based RSUs that have been awarded but deemed not granted as the performance targets have not yet been determined. Share-based compensation expenses recognized were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cost of revenue	$39	$104	$146	$291
Research and development	(19)	309	274	691
Selling, general and administrative expenses	299	2,538	880	5,770
	$319	$2,951	$1,300	$6,752

Stock compensation expense is sometimes negative due to forfeitures, as forfeited awards result in a full clawback of previously recognized stock compensation expense. As indicated in Note 9, selling, general and administrative expenses for the nine months ended September 30, 2022, in the table above, include $180 (none for the three months ended September 30, 2022) of stock compensation expense for services rendered by Navigation, an affiliate of a shareholder that owns more than five percent of the Company’s shares.

12. Reconciliation of Net loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Loss from continuing operations, net of tax	$(25,547)	$(20,144)	$(31,824)	$(56,024)
(Loss) income from discontinued operations, net of tax	-	(17,173)	748	(19,826)
Net loss	$(25,547)	$(37,317)	$(31,076)	$(75,850)
Weighted average shares outstanding, basic and diluted	11,262,991	2,072,643	7,850,250	1,586,102
Basic and diluted net (loss) income per common share
Continuing operations	$(2.27)	$(9.72)	$(4.05)	$(35.32)
Discontinued operations	-	(8.28)	0.09	(12.50)
Net loss per common share	$(2.27)	$(18.00)	$(3.96)	$(47.82)

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

September 30, 2022

(Unaudited)

Since their inclusion would have been antidilutive, excluded from the computation of diluted net loss per common share are the following, were they to be converted:

	September 30, 2022	September 30, 2021
Monroe Warrants	687,587	-
Public Warrants	1,035,000	1,035,000
2017 Private Placement	700,833	700,833
2017 EBC Warrants	-	45,000
Penny Warrants	75,525	413,711
Shares underlying certain unit purchase options (issued in 2017)	-	99,000
Unvested RSUs	179,251	242,833
Vested, not delivered RSUs	6,666	27,166
	2,684,862	2,563,543

13. Income Taxes

The Company's effective tax rate for the three and nine ended months ended September 30, 2022 was -0.01% and -0.04%, respectively. For the three and nine months ended September 30, 2021, the effective tax rate was 0.03% and -0.05%, respectively. The effective tax rate for such periods differed from the federal statutory rate due to state taxes and the Company's full valuation allowance.

14. Commitments and Contingencies

Registration Rights

See Note 8 for a discussion of certain registration rights.

Contingencies

The Company continues to explore strategic opportunities, including the rationalization of resource allocation and core competencies, while seeking to focus on areas with growth potential. As part of such strategy, the Company may terminate certain contracts that do not align with its strategic direction, or which are deemed unprofitable. Termination of any such contracts could result in breakage costs, which would negatively impact the Company’s results of operations, financial position and cash flows.

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of September 30, 2022, and through the filing date of this report, the Company does not believe the resolution of any legal proceedings or claims of which it is aware or any potential actions will have a material effect on its financial position, results of operations or cash flows.

15. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are issued.

Other than as may be disclosed elsewhere in the Notes to the financial statements, there have been no subsequent events that require adjustment or disclosure in the condensed consolidated financial statements.

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

Overview

We are a Delaware-incorporated entity with operating locations in Ottawa, North Carolina and Mexico City as of September 30, 2022.

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

While the cloud communications business is focused on highly complex, medium and large enterprise deployments, the customer experience is augmented by our managed services capabilities. In addition, our strategic partnerships with companies such as AT&T, IBM/Kyndryl and Etisalat, give us access to a marquee customer base and the ability to sell end to end solutions.

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

On January 27, 2022, the Company announced that it had executed a definitive agreement to sell Computex and on March 15, 2022, the sale of Computex was consummated, completing the Company’s transition to a pure-play cloud communications and collaboration company, centered on the Kandy platform. As a result, Computex was classified as held for sale as of December 31, 2021 and its operations are classified as discontinued operations in the condensed consolidated statement of operations. During fiscal year 2021, we recorded a noncash goodwill impairment charge of $32.1 million due to the planned sale of Computex at that time, which represented the excess of the carrying value of the Computex reporting unit over the expected sale proceeds less costs to sell. Net proceeds from the sale of Computex after payment of closing obligations and certain indebtedness, were used for working capital and general business purposes.

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

Need for Additional Funding

The Company currently projects that it will need additional capital to fund its current operations including research & development and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. As a result, the Company needs to raise additional capital or secure debt funding to support on-going operations until such time. This projection is based on the Company’s current expectations regarding product sales and service, cost structure, cash burn rate and other operating assumptions. The sources of this capital are anticipated to be from the sale of equity and/or debt. Alternatively, or in addition, the Company may seek to sell additional assets or portions of its business. Any of the foregoing may not be available on favorable terms, if at all, and may require the consent of equity holders and/or holders of any debt we may incur in the future, or may require modification of existing agreements, which may or may not be granted. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

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

Other Recent developments

On August 25, 2022, the Company announced that it had retained Northland Capital Markets to advise the Company in connection with a comprehensive strategic review process that could lead to the sale of the Company or selected assets. No assurance can be given that the Company’s review of strategic alternatives will result in one or more transactions being entered into or consummated, or if any transaction is undertaken, as to its terms, structure or timing of such transaction. Furthermore, any ultimate sale transaction(s), if any, may require a shareholder or judicial approval process that may or may not result in such approval being obtained.

The Company continues to explore strategic opportunities, including the rationalization of resource allocation and core competencies, while seeking to focus on areas with growth potential. As part of such strategy, the Company may terminate certain contracts that do not align with its strategic direction, or which are deemed unprofitable. Termination of any such contracts could result in breakage costs, which would negatively impact the Company’s results of operations, financial position and cash flows.

Further, the Company has taken actions to date that it believes will result in significant cost savings going forward, some of which were realized in the third quarter of 2022 and are expected to continue into the fourth quarter. Such savings have been and are to be generated from the Company’s ongoing operating restructuring initiatives including, but not limited to, selective reductions in workforce and negotiated conversions of certain material vendor support costs from fixed to variable, thereby eliminating certain cost burdens related to unused capacity. In conjunction with the Company’s ongoing focus to enhance its enterprise value as a going concern business, the Company has also obtained strategic and operating restructuring support services of capital advisors and expects to pursue additional cost saving initiatives in the fourth quarter of 2022. In support of the ongoing strategic, operating and capital restructuring initiatives, the Company has incurred increased expenses associated with non-recurring items related to legal, operating, and financial advisory professional fees.

Nasdaq Notices and Reverse Stock Split

See Note 1 of the accompanying condensed consolidated financial statements regarding notices received from the Nasdaq on May 20, 2022 and July 27, 2022 and the Reverse Stock Split (as defined therein).

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

Certain areas of our growth plan, which also include continued investment in research and development, are as follows:

●	Channel (white label) - Target technology providers, such as Service Providers (SPs), Resellers, Independent Software Vendors (ISVs), and System Integrators (SIs) through

○	Partners that are looking to white label or resell cloud technologies, which we believe offer significant opportunity to grow revenue with existing partners while identifying new ones.

○	Strategic Alliances with companies looking to co-invest to monetize cloud communication technology; and

●	Organic growth - By targeting select vertical markets with high growth potential for example, government, retail, finance, and healthcare

●	Inorganic growth - By making selective acquisitions to expand the use of the Kandy platform and distribution channels.

Key trends affecting our results of operations

The following are key trends that we believe can positively impact our results of operations:

●	The acceleration of digital transformation

●	The change in how people work, including the “work from anywhere” mindset

●	The increased complexity in mid & large enterprises and the desire by enterprises for integrated internal and external communications for UCaaS, CPaaS and DRaas

●	The demand for services similar to Teams, Zoom and WebEx, and partners that can add to and/or complement such tools and players

●	The trend towards CPaaS technology – Product developers & Independent Software Vendors (ISVs) are increasingly seen as the influencers

●	The general trend towards movement to the cloud

●	The recognition that certain IT services provide the opportunity of funding via recurring payments over a period of time, rather than large upfront payments

●	The increasing use of multi-cloud strategies, whereby cloud architectures and cloud-enabled frameworks, whether public, private, or hybrid, provide the core foundation of modern IT

●	The explosive growth in the remote workforce.

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

Financial statement presentation and results of operations

The consolidated financial statements of the Company include the accounts of AVCT and its wholly-owned subsidiaries. In the discussion that follows, we will refer to the three months ended September 30, 2022 and 2021 as the “3rd quarter of 2022” and the “3rd quarter of 2021,” respectively, and the nine months ended September 30, 2022 and 2021 as the “YTD period ended September 30, 2022” and the “YTD period ended September 30, 2021,” respectively.

3rd quarter of 2022 versus the 3rd quarter of 2021

	3rd Quarter of
	2022	2021
	(in thousands)
Revenues:
Cloud subscription and software	$4,198	$3,575
Managed and professional services	540	573
Total revenues	4,738	4,148
Cost of revenue	4,530	4,242
Gross profit (loss)	208	(94)
Research and development	3,709	4,508
Selling, general and administrative	8,689	12,290
Loss from continuing operations	(12,190)	(16,892)
Other (expense) income
Change in fair value of warrant liabilities	(5,174)	3,064
Change in fair value of derivative liability	750	-
Interest expense (1)	(10,012)	(6,289)
Other income (expense)	1,081	(33)
Total other expenses	(13,355)	(3,258)
Net loss from continuing operations before income taxes	(25,545)	(20,150)
Provision (benefit) for income taxes	(2)	6
Net loss from continuing operations, net of tax	(25,547)	(20,144)
Net loss on discontinued operations, net of tax	-	(17,173)
Net loss	$(25,547)	$(37,317)

(1)	Interest expense in the 3rd quarter of 2021 includes related party interest of $4,602.

Net loss from continuing operations, net of tax

Net loss from continuing operations, net of tax, for the 3rd quarter of 2022 was $25.5 million compared with a net loss of $20.1 million in the 3rd quarter of 2021. Discussed below are the revenue and expense factors that primarily contributed to the quarter over quarter change.

Cloud subscription and software revenue

Cloud subscription and software revenue, which represents revenue from subscriptions to the Company’s cloud-based technology platform as well as revenue from the Company’s on-premise software, was $4.2 million in the 3rd quarter of 2022 compared to $3.6 million in the 3rd quarter of 2021, an increase of $0.6 million or 17.4%, primarily attributable to increased UCaaS business from 2 of our customers.

Managed and professional services revenue

Managed and professional services revenues in the 3rd quarter of 2022 of $0.5 million was relatively consistent with the $0.6 million recorded in the 3rd quarter of 2021.

Total revenue, cost of revenue and gross margin

Aggregate revenue for all product lines together was $4.7 million in the 3rd quarter of 2022 compared with $4.1 million, an increase of 14.2% compared with the 3rd quarter of 2021.

Cost of revenue, which primarily consists of labor costs and costs of software support, was $4.5 million in the 3rd quarter of 2022 compared with $4.2 million in the 3rd quarter of 2021, an increase of $0.3 million, due primarily to a $0.7 million increase in platform software support and a $0.3 million increase in employee-related costs, partially offset by a $0.3 million decrease in amortization of intangibles and a $0.5 million decrease in certain consultant and outside services.

The aggregate gross margin in the 3rd quarter of 2022 was 4.4% compared with a negative gross margin in the 3rd quarter of 2021. The improved margin is due to a combination of the increase in revenues coupled with the impact of recent cost saving actions taken by the Company. Such savings have been generated from the Company’s ongoing operating restructuring initiatives including, but not limited to, selective reductions in workforce and the negotiated conversions of certain material vendor support costs from fixed to variable, thereby eliminating certain cost burdens associated with unused capacity.

Research and development

In the 3rd quarter of 2022 and the 3rd quarter of 2021, research and development expenses was $3.7 million and $4.5 million, respectively. The decrease of $0.8 million or 17.7% also reflects the impact of the recent cost saving efforts discussed above, primarily via reduced salaries and outsourced contractor costs.

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

Selling, general and administrative expenses

Selling, general and administrative expenses for the 3rd quarter of 2022 and the 3rd quarter of 2021 consisted of the components in the following table (in thousands):

	3rd Quarter of		Increase
	2022	2021	(decrease)
Salaries, benefits, subcontracting & personnel administration costs	$3,181	$8,931	$(5,750)
Building occupancy costs, utilities, office supplies & repairs and maintenance	251	178	73
Sales and marketing	354	689	(335)
Professional fees	2,929	1,338	1,591
Insurance	943	611	332
ERP/CRM(1) implementation costs	509	-	509
Other	522	543	(21)
	$8,689	$12,290	$(3,601)

(1)	Refers to enterprise resource planning/customer relationship management system

Selling, general and administrative expenses was $8.7 million and $12.3 million in the 3rd quarter of 2022 and 2021, respectively, a decrease of $3.6 million or 29.3%, primarily due to reductions in salaries and related costs.

The decrease in salaries and related costs reflects a reduction in corporate headcount including at the executive level along with a related reduction in stock compensation expenses. Excluding stock compensation expense, corporate salaries and related costs decreased $3.7 million in the 3rd quarter of 2022 compared with the 3rd quarter of 2021, while such costs at the Kandy business unit increased $0.1 million. The decrease in salaries was primarily due to the inclusion, in the 3rd quarter of 2021, of $3.1 million of termination expenses in connection with a reduction in headcount. The stock compensation expense component included in selling, general and administrative expenses decreased $2.2 million in the 3rd quarter of 2022 compared with the 3rd quarter of 2021 due to the reduction in corporate executive headcount and lower stock prices that impact the fair value of new awards.

The increase in professional fees of $1.6 million, from $1.3 million in the 3rd quarter of 2021 to $2.9 million in the 3rd quarter of 2022 are due to a combination of i) increased financing activities that required the services of legal and other professionals as well as ii) an increase in financial advisory professional fees. As discussed previously, the Company undertook a number of financing transactions during the 3rd quarter of 2022. Also, as previously discussed, the Company has obtained strategic and operating restructuring support services of capital advisors in support of its ongoing strategic, operating and capital restructuring initiatives, which has resulted in increased non-recurring legal and financial advisory professional expenses.

ERP/CRM implementation costs began being expensed in May 2022 as a new ERP/CRM system went live effective May 1, 2022. Prior to May 2022, such costs were deferred as the ERP/CRM system was in the development phase.

Change in fair value of warrant liabilities

The change in the fair value of warrant liabilities represent mark-to-market fair value adjustments related to certain warrants, and primarily fluctuate due to changes in and the volatility of the Company’s stock price. The fair value change of each warrant was as follows in the 3rd quarter of 2022 and 2021 (in thousands):

	3rd Quarter of
	2022	2021
	Income (expense)

Series A Warrants	$(760)	$-
Series D Warrants	(2,219)	-
Monroe Warrants	(921)	-
February 2022 Warrants	(1,274)	-
2017 Private Placement and EBC Warrants	-	3,064
	$(5,174)	$3,064

Change in fair value of derivative liabilities

The change in the fair value of derivative liabilities of $0.8 million in the 3rd quarter of 2022 represents the write back of the fair value of certain embedded derivatives that were previously assessed in the 2nd quarter 2022 with respect to the probability of events of default and the probability of a change of control associated with the Convertible Notes. Such derivatives were assessed at an aggregate estimated value of $0.7 million as of the issuance date of the Convertible Notes and were recorded as derivative liabilities as of the issuance date with a corresponding discount reflected in the Convertible Notes. During the third quarter of 2022, the Convertible Notes were fully satisfied and therefore the related derivative liabilities, at the time, were written back.

Interest expense

Interest expense in the 3rd quarter of 2022 and 2021 consisted of the following (in thousands):

	3rd Quarter of
	2022	2021
Financing charges due to a triggering event related to a floor price, as defined - Series B Preferred Stock	$7,141	$-
Amortization of deferred financing costs and discount - Series B Preferred Stock	563	-
Amortization of deferred financing costs and discount - Convertible Notes	2,308	-
Amortization of debenture discount and debenture deferred fees	-	3,357
Debenture interest paid-in-kind	-	2,518
Interest and extension fee on related party promissory note	-	389
Other	-	25
	$10,012	$6,289

Interest expense in the 3rd quarter of 2022 increased $3.7 million from $6.3 million in the 3rd quarter of 2021 to $10.0 million in the 3rd quarter of 2022 and substantially consist of charges that are not expected to recur. Of the $10.0 million incurred in the 3rd quarter of 2022, charges of $7.1 million were amounts paid to the previous holders of the Series B Preferred Stock as a result of the Company’s stock price falling below a stipulated floor price, as defined in the Series B Preferred Stock agreement. The $7.1 million was satisfied with cash of $3.2 million, while the remainder of $3.9 million was satisfied via the issuance of shares of common stock as detailed in the Exchange Agreement discussed in Note 8 of the Notes to the condensed consolidated financial statements. The remainder of the 3rd quarter interest expense of $2.9 million relates to noncash amortizations of deferred financing fees and discounts associated with the Series B Preferred Stock and the Convertible Notes. All outstanding amounts and obligations under the Series B Preferred Stock and the Convertible Notes have since been paid.

Interest expense in the 3rd quarter of 2021 primarily consisted of the amortization of debenture discount and debenture interest paid-in-kind recorded in the 3rd quarter of 2021. The Debentures were fully converted to common stock during the 3rd quarter of 2021 (on September 8, 2021), but, prior to conversion, bore interest at the rate of 10.00% per annum compounded quarterly.

Other income (expense)

Other income of $1.1 million in the 3rd quarter of 2022 consist of the gain of $1.7 million recorded in connection with the Ribbon Settlement Agreement (See Note 9 of the condensed consolidated financial statements), partially offset by other expenses of $0.6 million.

Net loss on discontinued operations, net of tax

Net loss on discontinued operations, net of tax, for the 3nd quarter of 2021 was $17.2 million, primarily as a result of a $20.5 million impairment charge assessed in the 3rd quarter of 2021 in connection with the then pending sale of Computex at that time. Discontinued operations relate to Computex, which was sold in the 1st quarter of 2022.

YTD period ended September 30, 2022 versus the YTD period ended September 30, 2021

	YTD period ended September 30,
	2022	2021
	(in thousands)
Revenues:
Cloud subscription and software	$11,618	$10,770
Managed and professional services	897	1,846
Other	41	-
Total revenues	12,556	12,616
Cost of revenue	14,643	11,505
Gross (loss) profit	(2,087)	1,111
Goodwill impairment	10,468	-
Research and development	12,932	13,606
Selling, general and administrative	23,041	27,878
Loss from continuing operations	(48,528)	(40,373)
Other (expense) income
Change in fair value of warrant liabilities	35,314	3,041
Change in fair value of derivative liability	721	-
Interest expense (1)	(20,276)	(18,586)
Other income (expense)	958	(80)
Total other income (expenses)	16,717	(15,625)
Net loss from continuing operations before income taxes	(31,811)	(55,998)
Provision for income taxes	(13)	(26)
Net loss from continuing operations, net of tax	(31,824)	(56,024)
Net income (loss) on discontinued operations, net of tax	748	(19,826)
Net loss	$(31,076)	$(75,850)

(1)	Interest expense in the YTD period ended September 30, 2022 and the YTD period ended September 30, 2021 include related party interest of $764 and $14,611, respectively

Net loss from continuing operations, net of tax

Net loss from continuing operations, net of tax, for the YTD period ended September 30, 2022 was $31.8 million compared with $56.0 million in the YTD period ended September 30, 2021. Discussed below are the revenue and expense factors that primarily contributed to the period over period change.

Cloud subscription and software revenue

Cloud subscription and software revenue was $11.6 million in the YTD period ended September 30, 2022 compared with $10.8 million in the YTD period ended September 30, 2021, an increase of $0.8 million or 7.9%, due primarily to increased UCaaS business by 4 of our customers, partially offset by the impact of the conversion of a previous arrangement with a major customer from a direct relationship to an indirect relationship via a reseller agreement with another customer. No revenue was recognized in the YTD period ended September 2022 under the reseller agreement, while $1.0 million was recognized in the YTD period ended September 30, 2021 under the direct relationship.

Managed and professional services revenue

Managed and professional services revenues was $0.9 million in the YTD period ended September 30, 2022, compared with $1.8 million in the YTD period ended September 30, 2021, a decrease of $0.9 million. Of the $0.9 million decrease, $0.6 million is attributable to the same arrangement that negatively impacted cloud subscription and software revenues in the YTD discussion.

Total revenue, cost of revenue and gross margin

Aggregate revenue for all product lines together was $12.6 million in both the YTD period ended September 30, 2022 and the YTD period ended September 30, 2021. In connection with the Ribbon Settlement Agreement, particularly, the termination of the reseller agreement, revenues for full year 2022 may be negatively impacted by more than $2.5 million which is the approximate revenue earned from the reseller agreement in the fourth quarter of 2021.

Cost of revenue increased $3.1 million or 27.0% from $11.5 million in the YTD period ended September 30, 2021 to $14.6 million in the YTD period ended September 30, 2022, due primarily to a $3.0 million increase in platform software support and a $1.8 million increase in employee-related costs, partially offset by a $1.0 million decrease in amortization of intangibles and a $1.3 million decrease in certain consultant and outside services.

The gross margin in the YTD period ended September 30, 2022 was negative primarily due to the increase in platform software support and an increase in employee-related costs earlier in 2022, partially offset by the impact of certain cost saving efforts that were realized in the 3rd quarter of 2022.

Goodwill impairment

Goodwill impairment of $10.5 million was assessed earlier in 2022 due primarily to actual performance being significantly below forecasts.

Research and development

For the YTD period ended September 30, 2022, and the YTD period ended September 30, 2021, research and development expenses were $12.9 million and $13.6 million, respectively. The decrease of $0.7 million, or 5.0%, was primarily due to reductions in salaries and related costs, which reflect the impact of the recent cost saving efforts discussed above.

Selling, general and administrative expenses

Selling, general and administrative expenses for the YTD period ended September 30, 2022 and the YTD period ended September 30, 2021 consisted of the components in the following table (in thousands):

	YTD period ended
	September 30, 2022	September 30, 2021	Increase (decrease)
Salaries, benefits, subcontracting & personnel administration costs	$9,262	$18,636	$(9,374)
Building occupancy costs, utilities, office supplies & repairs and maintenance	751	536	215
Sales and marketing	1,261	1,744	(483)
Professional fees	6,209	4,114	2,095
Insurance	2,277	1,543	734
ERP/CRM implementation costs	2,107	-	2,107
Other	1,174	1,305	(131)
	$23,041	$27,878	$(4,837)

Selling, general and administrative expenses was $23.0 million and $27.9 million in the YTD period ended September 30, 2022 and the YTD period ended September 30, 2021, respectively, a decrease of $4.8 million or 17.3%.

The salaries and related costs component of selling, general and administrative expenses decreased due to a reduction in corporate headcount including at the executive level along with a related reduction in stock compensation expenses. Excluding stock compensation expense, corporate salaries and related costs decreased $5.6 million in the YTD period ended September 30, 2022, compared with the YTD period ended September 30, 2021, while such costs at the Kandy business unit increased $1.2 million. As previously indicated, the decrease in salaries was impacted by the inclusion, in the YTD period ended September 30, 2021, of $3.1 million of termination expenses in connection with a reduction in headcount. The stock compensation expenses component included in selling, general and administrative expenses decreased $5.5 million in the YTD period ended September 30, 2022, compared with the YTD period ended September 30, 2021 due to the reduction in corporate executive headcount and lower stock prices that impact the fair value of new awards.

The professional fees component of selling, general and administrative expenses increased $2.1 million, from $4.1 million in the YTD period ended September 30, 2021 to $6.2 million in the YTD period ended September 30, 2022, due to the reasons discussed in the quarter over quarter discussion above.

The ERP/CRM implementation costs component of selling, general and administrative expenses are discussed in the quarter over quarter comparison.

Change in fair value of warrant liabilities

The factors that impact the change in the fair value of warrant liabilities are discussed in the quarter over quarter discussion. The fair value change of each warrant was as follows for the YTD period ended September 30, 2022 and 2021 (in thousands):

	YTD period ended September 30,
	2022	2021
	Income (expense)
Series A Warrants	$8,133	$-
Series D Warrants	13,469	-
Monroe Warrants	4,039	-
February 2022 Warrants	6,676	-
2017 Private Placement and EBC Warrants	2,997	3,041
	$35,314	$3,041

Interest expense

Interest expense for the YTD period ended September 30, 2022 and 2021 consisted of the following (in thousands):

	YTD period ended September 30,
	2022	2021
Interest expense and financing fees - Credit Agreement	$6,870	$-
Amortization of deferred financing costs and issue discount - February 2022 Warrants	1,431	-
Interest and extension fee on related party promissory note	764	389
Amortization of deferred financing costs and discount - Series B Preferred Stock	844	-
Amortization of deferred financing costs and discount - Convertible Note	3,171	-
Amortization of debenture discount and debenture deferred fees	-	9,881
Debenture interest paid-in-kind	-	8,257
Financing charges due to a triggering event related to a floor price, as defined - Series B Preferred Stock	7,141	-
Other	55	59
	$20,276	$18,586

Interest expense was 20.3 million in the YTD period ended September 30, 2022 compared with $18.6 million in the YTD period ended September 30, 2021, an increase of $1.7 million. Substantially all of such charges are not expected to recur due to the following:

i)	In aggregate, $11.2 million of the $20.3 million incurred for the YTD period ended September 2022 relate to financing charges and amortization of deferred charges relating to the Series B Preferred Stock and the Convertible Notes. All amounts outstanding and all obligations under the Series B Preferred Stock and the Convertible Notes have since been repaid

ii)	An aggregate $6.9 million of the $20.3 million incurred for the YTD period ended September 2022 relate to the Credit Agreement which was fully repaid on March 1, 2022

iii)	An aggregate $1.4 million of the $20.3 million incurred for the YTD period ended September 2022 relate to the February Warrants which have been converted to common stock

iv)	The $18.6 million for the YTD period ended September 2021 primarily consist of debenture paid-in-kind interest and amortization of debenture discount. As previously indicated, all Debentures were fully converted to common stock during the 3rd quarter of 2021.

Other income (expense)

Other income for the YTD period ended September 30, 2022 was $1.0 million (nominal for the comparative period). See the quarter over quarter discussion.

Net income (loss) on discontinued operations, net of tax

Net income on discontinued operations, net of tax, for the YTD period ended September 30, 2022 was $0.7 million compared with a net loss on discontinued operations, net of tax, for the YTD period ended September 30, 2021 of $19.8 million. The loss in the YTD period ended September 30, 2021 was primarily a result of the $20.5 million impairment charge recorded in the YTD period ended September 30, 2021 at the Computex business unit, in connection with the pending sale of Computex at that time. Discontinued operations relate to Computex, which was sold in the 1st quarter of 2022.

Benefit/provision for income taxes

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the three-year cumulative loss for the periods ended September 30, 2022 and September 30, 2021. Such objective negative evidence outweighed the positive evidence identified by the Company. On the basis of this evaluation, the Company maintained a full valuation allowance as of September 30, 2022 and September 30, 2021. Based on the Company’s evaluation, it was determined that no uncertain tax positions existed as of September 30, 2022 or September 30, 2021.

Liquidity and Capital Resources

Overview

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under credit agreements and the sale of equity securities. As of September 30, 2022, the Company had an aggregate cash balance of $10.7 million in its operating bank accounts and net working capital of $14.4 million. As of November 10, 2022, aggregate cash in the Company’s operating bank accounts was $17.0 million.

The Company currently projects that it will need additional capital to fund its current operations including research & development and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. As a result, the Company needs to raise additional capital or secure debt funding to support on-going operations until such time. This projection is based on the Company’s current expectations regarding product sales and service, cost structure, cash burn rate and other operating assumptions. The sources of this capital are anticipated to be from the sale of equity and/or debt. Alternatively, or in addition, the Company may sell additional assets or portions of its business. Any of the foregoing may not be available on favorable terms, if at all, and may require the consent of equity holders and/or holders of any debt we may incur in the future, or may require the modification of existing agreements, which may or may not be granted. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

If the Company is unable to raise additional capital moving forward, its ability to operate in the normal course and continue to invest in its product portfolio may be negatively impacted and the Company may be forced to scale back operations or divest some or all of its products.

`

These factors raise substantial doubt about the ability of the Company to continue as a going concern. Unless management is able to obtain additional financing, it is unlikely that the Company will be able to meet its funding requirements during the next 12 months.

Current cash balances as of November 10, 2022 and working capital have been impacted by the following recent transactions.

●	The entry into and subsequent repayment of the Credit Agreement with Monroe, which was entered into on December 2, 2021, for a $27 million term loan facility, to fund working capital, general business activities and to pay off amounts owing under a prior credit agreement ($12.8 million) that the Company previously assumed when it acquired Computex. Interest on the Credit Agreement was payable monthly at the rate of 12% per annum. However, the lenders under the Credit Agreement were guaranteed a minimum return of $7.3 million. On March 1, 2022, all amounts owing under the Credit Agreement were repaid, including the unpaid amounts of the minimum return.

●	The issuance and repayment of a $5.0 million subordinated promissory note (the “2021 Note”), which was entered into on September 16, 2021, which was secured by an affiliate of a shareholder that owns more than five percent of the Company’s common stock and which was repaid on March 15, 2022. The 2021 Note, which had a minimum return of 25%, became due on March 1, 2022, due to the Company’s sale of registered equity securities and the early pay-off of the Credit Agreement. However, for a waiver fee of $250,000, the lender extended the maturity date to May 1, 2022, and on March 15, 2022, the 2021 Note was paid in full using proceeds received from the sale of Computex.

●	The receipt of gross proceeds of $5.0 million (before deduction of offering costs), in November 2021, from the sale to an institutional investor in a registered direct offering, of 166,666 shares of common stock at a purchase price of $2.00 per share. In addition to the 166,666 shares of the Company’s common stock, the buyer received certain warrants. In December, the Company received an additional $5.0 million in gross proceeds from the subsequent exercise of one group of the warrants.

●	The repayment of a subordinated note of $0.5 million along with related accrued interest in November 2021.

●	The receipt of gross proceeds of $25.0 million (before deduction of offering costs), in December 2021, from the sale of securities consisting of 522,666 shares of common stock, 12,456 units of convertible preferred stock and certain warrants.

●	The receipt of gross proceeds of $15.0 million on March 1, 2022, representing the first tranche of a sale of securities in connection with a February 28, 2022 securities purchase agreement (the “February 2022 Purchase Agreement”) entered into with a buyer.

●	The sale in April 2022 of additional securities, which resulted in net cash proceeds of $9.9 million.

●	Cash financing charges of $2.8 million paid to the previous holders of the Series B Preferred Stock as a result of the Company’s stock price falling below a stipulated floor price, as defined in the Series B Preferred Stock agreement

●	the sale of 4,515,000 shares of the Company’s common stock, in September 2022, for net proceeds of $14.3 million, after deducting commission and other offering costs

●	Increased payments for legal, professional and advisory fees during the YTD period ended September 30, 2022

●	The consummation, on October 20, 2022, of a securities purchase agreement entered into with two institutional accredited investors, which netted cash proceeds of $9.3 million, and which relates to the sale of (i) an aggregate of 5,000,000 shares of the Company’s common stock, in a registered direct offering and (ii) warrants to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock, at an exercise price of $1.80 per share, in a concurrent private placement, for a combined purchase price of $2.00 per share

●	Cash of $2.5 million received in connection with the Ribbon Settlement Agreement.

In July 2021, prior to the sale of the securities discussed above, the Company filed a registration statement on Form S-3 containing the following two prospectuses:

●	a base prospectus for the sale and issuance by us of up to $100 million of our common stock, preferred stock, warrants, subscriptions rights, debt securities and/or units; and

●	a resale prospectus covering the resale by certain selling stockholders of up to 4,519,851 shares of the Company’s common stock.

Cash flows (YTD period ended September 30, 2022 and YTD period ended September 30, 2021)

Operating activities

Net cash used in continuing operating activities was $54.4 million and $30.2 million in the YTD period ended September 30, 2022 and the YTD period ended September 30, 2021, respectively, and primarily consisted of cash used in Kandy’s operating activities (including its research and development activities), interest and certain financing costs, professional fees, insurance premiums and corporate support costs. Interest and financing costs included cash interest and other financing costs of $10.9 million primarily related to the Credit Agreement that was repaid in the 1st quarter of 2022 as well as $2.8 million in financing charges that were paid to the previous holders of the Series B Preferred Stock.

Investing activities

Cash used in continuing investing activities was $1.2 million and $2.2 million in the YTD period ended September 30, 2022 and the YTD period ended September 30, 2021, respectively. Cash used in continuing investing activities during the YTD period ended September 30, 2022 consisted of $0.9 million of deferred development costs on the enterprise resource planning and customer relationship management system (commonly referred to as ERP and CRM systems) and other capital spending of $0.3 million. For the YTD period ended September 30, 2021, cash used in continuing investing activities was primarily for capital spending.

Financing activities

Cash provided by continuing financing activities was $4.7 million in the YTD period ended September 30, 2022 and consisted of proceeds of $39.3 million from the issuance of securities, partially offset by debt repayments of $33.4 million and payment of deferred financing fees of $1.2 million.

Cash provided by continuing financing activities was $26.7 million in the YTD period ended September 30, 2021 and consisted primarily of $24.0 million from the issuance of Debentures, $5.0 million from the issuance of a promissory note, partially offset by $1.1 million of tax payment for withheld shares associated with vested restricted stock units issued under the Company’s equity incentive plan, payment of deferred financing fees of $1.0 million and debt repayments of $0.2 million.

Cash flows from discontinued operations

Net cash (used in) provided by discontinued operations were as follows:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Net cash (used in) provided by operating activities	$(5,503)	$421
Net cash provided by (used in) investing activities	31,948	(822)
Net cash used in financing activities	-	(167)
Net cash provided by (used in) discontinued operations	$26,445	$(568)

Off-Balance Sheet Arrangements

On September 30, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and had not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies, Judgements and Estimates

There were no significant changes to our critical accounting policies and estimates from those disclosed in the section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the year ended December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s comprehensive strategic review process may not result in a sale of the Company or any of its assets, may increase the volatility of the market price of our common stock, and will result in certain costs and expenses.

On August 25, 2022, the Company announced that it had retained Northland Capital Markets to advise the Company in connection with a comprehensive strategic review process that could lead to the sale of the Company or selected assets. No assurance can be given that the Company’s review of strategic alternatives will result in one or more transactions being entered into or consummated, or if any transaction is undertaken, as to its terms, structure or timing of such transaction. Furthermore, any ultimate sale transaction(s), if any, may require a shareholder or judicial approval process that may or may not result in such approval being obtained.

The market price of our common stock may reflect various assumptions as to whether one or more sale transactions will occur, and the price we may realize in any such sale. Variations in the market price of our common stock may occur as a result of changing assumptions regarding a potential transaction, which may be independent of changes in our business, financial condition, prospects or changes in general market or economic conditions. As a result, the announcement of the execution of a definitive agreement regarding a transaction, or of a failure to reach a definitive agreement regarding a transaction, could result in a significant change in the market price of our common stock.

We have incurred, and expect to continue to incur, costs in connection with the strategic review process, including costs of financial and legal advisors. In addition, transactions such as a proposed sale of a company or a significant portion of its assets often attract litigation, and the Company may be required to expend additional resources defending such litigation. It is difficult to estimate the aggregate amount of such costs, although they could be substantial. In addition, uncertainty associated with the strategic review process and/or any potential transaction could adversely affect the Company's ability to attract, retain and motivate key employees, which could have a negative effect on our operations and business plans.

Our ability to continue as a going concern is in doubt absent obtaining sufficient additional financing.

The Company currently projects that it will need additional capital to fund its current operations including research & development and capital investment requirements until the Company scales to a revenue level that permits cash self-sufficiency. which may never occur. The sources of this capital are anticipated to be from the sale of equity and/or debt. Alternatively, or in addition, the Company may sell additional assets or portions of its business. Any of the foregoing may not be available on favorable terms, if at all, and may require the consent of current debt and/or equity holders or may require the modification of existing agreements, which may or may not be granted. Additionally, any debt or equity transactions may cause significant dilution to existing stockholders.

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

We cannot provide assurance that we will be able to demonstrate compliance with the listing rule described above by the applicable deadline, in which case our common stock may then be subject to delisting. If the Nasdaq delists our common stock from trading on its exchange for failure to meet the listing standards, we and our stockholders could face significant material adverse consequences including:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

1.1(1)	Equity Distribution Agreement, dated as of September 1, 2022
3.1(5)	Certificate of Amendment of Certificate of Incorporation of American Virtual Cloud Technologies, Inc., dated September 30, 2022.
10.1(1)	Settlement Agreement, dated as of August 29, 2022, by and among Ribbon Communications Canada, ULC, Ribbon Communications, Inc., Ribbon Communications Operating Company, Inc., American Virtual Cloud Technologies, Inc. and AVCtechnologies USA, Inc.
10.2(1)	Wind Down Agreement, dated as of August 29, 2022, by and between Ribbon Communications Operating Company, Inc. and AVCtechnologies USA, Inc.
10.3(1)	Stock Redemption Agreement, dated as of August 29, 2022, by and between Ribbon Communications Inc. and American Virtual Cloud Technologies, Inc.
10.4(1)	Warrant Termination Agreement, dated as of August 29, 2022, by and between American Virtual Cloud Technologies, Inc. and Ribbon Communications Inc.
10.5(1)	Amended and Restated Waiver Agreement, dated as of August 31, 2022.
10.6(2)	American Virtual Cloud Technologies, Inc. Key Executive Incentive Plan.
10.7(2)	Form of Award Letter under American Virtual Cloud Technologies, Inc. Key Executive Incentive Plan.
10.8(3)	Exchange Agreement, dated as of September 11, 2022
10.9(4)	Settlement Agreement, dated as of September 26, 2022.
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

**	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company on September 1, 2022.

(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company September 8, 2022.

(3)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company September 12, 2022.

(4)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company September 26, 2022

(5)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company September 30, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

Date: November 14, 2022		/s/ Kevin Keough
	Name:	Kevin Keough
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Adrian Foltz
	Name:	Adrian Foltz
	Title	Chief Financial Officer
(Principal Financial Officer)