Form 10-K
period 2022-12-31
American Virtual Cloud Technologies, Inc.
filed 2023-04-07
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AVCTQ	N/A
Warrants, each whole Warrant entitling the holder to purchase one share of Common Stock at an exercise price of $172.50	AVCWQ	N/A

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  ☐ No ☒ .

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The aggregate market value of the voting common stock held by non-affiliates of the registrant on June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), as reported on the NASDAQ Capital Market, was approximately $12,954,060. For purposes of this computation, all officers, directors and 10% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such officers, directors or 10% beneficial owners are, in fact, affiliates of the registrant.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No  ☐.

As of March 24, 2023, 33,532,473 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC. AND SUBSIDIARIES

Annual Report on Form 10-K

For the Fiscal Year ended December 31, 2022

i

References to “we,” “us,” “our” or “the Company” refer to American Virtual Cloud Technologies, Inc. and its consolidated subsidiaries, unless otherwise expressly stated or the context otherwise requires. When we refer to “AVCT,” we mean American Virtual Cloud Technologies, Inc.

INTRODUCTORY NOTE

As previously disclosed, on January 11, 2023, the Company and two of its subsidiaries (collectively, the “Debtors”) filed voluntary petitions under Chapter 11 of the US Bankruptcy Code (“Chapter 11”) in the United States Bankruptcy Court for the District of Delaware (such court, the “Court”, and such cases, the “Cases”). Also as previously disclosed, on February 14, 2023, the Company and certain of its subsidiaries (collectively, the “Sellers”) entered into a “stalking horse” Asset Purchase Agreement (as subsequently modified, the “Stalking Horse APA”) with Skyvera, LLC (the “Purchaser”), and in connection with the Cases, and pursuant to bid procedures approved by the Court, on March 7, 2023, the Debtors held an auction (the “Auction”) under Section 363 of the US Bankruptcy Code relating to the disposition of substantially all of the Debtors’ assets. The winning bid at the Auction was submitted by the Purchaser, which agreed to pay cash consideration in the amount of $6,780,062. On March 10, 2023, the Sellers and the Purchaser executed an amended and restated Asset Purchase Agreement (the “Purchase Agreement”), reflecting the cash purchase price of $6,780,062 resulting from the Auction. Pursuant to the Purchase Agreement, the Purchaser agreed to purchase substantially all of the assets of the Sellers (such assets, the “Purchased Assets,” and such transaction, the “Asset Sale”). The Purchased Assets include, among other things, all rights of the Sellers under the Assumed Contracts and Assumed Leases (as such terms are defined in the Purchase Agreement), tangible personal property, intellectual property rights, books and records and goodwill, but excludes all Excluded Assets (as such term is defined in the Purchase Agreement), including all cash.

On March 15, 2023, the Court entered an order authorizing the Asset Sale pursuant to the terms of the Purchase Agreement. On March 24, 2023, the Asset Sale closed, thereby completing the disposition of substantially all of the Company’s assets. As identified in the Debtors’ Combined Disclosure Statement and Chapter 11 Plan of Liquidation (the “Plan”), filed with the Court on March 21, 2023, and subject to Court approval, the Company anticipates that there will be no proceeds available for distribution to the Company’s stockholders and that the Company’s outstanding securities shall be cancelled upon confirmation of the Plan.  Nothing herein is intended to act as a solicitation of the Plan.

Except as otherwise specifically stated herein, the description and disclosures presented elsewhere in this Form 10-K reflect the Company’s business as of December 31, 2022, prior to the consummation of the Asset Sale. As a result of the Asset Sale, the Company no longer has any operations, other than those relating to the wind down of its business and completion of the Chapter 11 process.

CAUTIONARY INFORMATION REGARDING TRADING IN THE COMPANY’S SECURITIES

Holders of the Company’s equity securities will likely be entitled to no recovery on their investment following the Cases, and recoveries to other stakeholders cannot be determined at this time. The Company cautions that trading in the Company’s securities given the pendency of the Cases is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual value realized, if any, by holders of the Company’s securities in the Cases. Accordingly, the Company urges extreme caution with respect to existing and future investments in its securities.

ii

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this annual report on Form 10-K and in certain documents incorporated by reference constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	The Chapter 11 process;

●	the Cases; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

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

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by forward-looking statements. Some factors that could cause actual results to differ from those expressed or implied by forward-looking statements include:

●	Risks and uncertainties associated with the Cases;

●	Potential delays in the Cases;

●	Potential claims that may not be discharged in the Cases;

●	other risks and uncertainties including those set forth in the “Risk Factors” section of this Form 10-K, which begin on page 6.

iii

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

On September 16, 2021, the Company announced that as a result of a decision by the Company’s Board of Directors to explore strategic alternatives previously announced on April 7, 2021, the Board had authorized the Company to focus its strategy on acquisitions and organic growth in its cloud technologies business as well as to explore strategic opportunities for its IT solutions business, including the divestiture of Computex. The Company believed that such changes would have allowed it to optimize resource allocation, focus on core competencies, and improve its ability to invest in areas of maximal growth potential.

On January 27, 2022, the Company announced that it had executed a definitive agreement to sell Computex, and on March 15, 2022, the sale of Computex was consummated, which completed the Company’s transition to a cloud communications company, centered on its Kandy platform. In connection with the then pending sale of Computex, Computex was classified as held for sale as of December 31, 2021 and its operations were separated and classified as discontinued operations. The discussions in this Form 10-K primarily focuses on the Company’s corporate activities and its Kandy segment. Net proceeds from the sale of Computex, after payment of closing and certain other obligations were used for working capital and general business purposes.

On August 25, 2022, the Company announced that it had retained Northland Capital Markets to advise the Company in connection with a comprehensive strategic review process that could lead to the sale of the Company or of selected assets.

During 2022, the Company continued to explore strategic opportunities, including the rationalization of resource allocation and core competencies. Further, the Company took actions that it believed resulted in significant cost savings. Such savings were generated from selective reductions in workforce and negotiated conversions of certain material vendor support costs from fixed to variable, thereby eliminating certain cost burdens related to unused capacity. In addition, the Company obtained strategic and operating restructuring support services of certain capital advisors.

Additionally, during 2022, the Company projected and announced that it would need additional capital to fund its operations including research & development and capital investment requirements until the Company scaled to a revenue level that would permit cash self-sufficiency. Such factors raised substantial doubt about the ability of the Company to continue as a going concern. The projection was based on the Company’s forecasts regarding product sales and service, cost structure, cash burn rate and other operating assumptions.

On January 11, 2023, the Debtors filed the Cases as voluntary petitions under Chapter 11 in the Court. The respective Case numbers for each of the Debtors are 23-10020, 23-10021 and 23-10022. However, the Cases are being jointly administered under Case number 23-10020. The Debtors are continuing to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the US Bankruptcy Code and orders of the Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors filed various “first day” motions with the Court requesting customary relief, including the authority to pay employee wages and benefits, that have enabled the Debtors to continue to operate their business during the pendency of the Chapter 11 proceedings without material disruption to their ordinary course operations.

On February 14, 2023, the Sellers entered into the Stalking Horse APA with the Purchaser, and in connection with the Cases, and pursuant to bid procedures approved by the Court, on March 7, 2023, the Debtors held the Auction under Section 363 of the US Bankruptcy Code relating to the disposition of substantially all of the Debtors’ assets. The winning bid at the Auction was submitted by the Purchaser, who agreed to pay cash consideration of approximately $6.8 million.

On March 10, 2023, the Sellers and the Purchaser executed the Purchase Agreement, which is substantially the same as the Stalking Horse APA, except that it reflects the cash purchase price of approximately $6.8 million resulting from the Auction. Pursuant to the Purchase Agreement, the Purchaser agreed to purchase the Purchased Assets, consisting of substantially all of the assets of the Sellers. The Purchased Assets include, among other things, all rights of the Sellers under the Assumed Contracts and Assumed Leases that are defined in the Purchase Agreement, tangible personal property, intellectual property rights, books and records and any goodwill, but excludes cash, accounts receivable and certain other assets. Under the Purchase Agreement, the Purchaser is expected to acquire the Purchased Assets for a purchase price (the “Purchase Price”) consisting of (i) cash of approximately $6.8 million, subject to certain adjustments (including a reduction by the amount, if any, by which the deferred revenues of the Sellers as of the date of the closing of the Purchase Agreement exceeds the deferred revenues of the Sellers as of the date of the Purchase Agreement), and (ii) the Purchaser’s assumption of certain liabilities of the Sellers.

On March 15, 2023, the Court entered an order authorizing the Asset Sale pursuant to the terms of the Purchase Agreement. On March 24, 2023, the Asset Sale closed, thereby completing the disposition of substantially all of the Company’s assets. As identified in the Debtors’ Combined Disclosure Statement and Chapter 11 Plan of Liquidation (the “Plan”), filed with the Court on March 21, 2023, and subject to Court approval, the Company anticipates that there will be no proceeds available for distribution to the Company’s stockholders and that the Company’s outstanding securities shall be cancelled upon confirmation of the Plan.  Nothing herein is intended to act as a solicitation of the Plan.

Reverse Stock Split and Stock Exchange

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

On January 25, 2023, the Company’s securities ceased trading on The Nasdaq Stock Market (“Nasdaq”) as the Company did not meet the requirements for continued trading thereon. Currently, the Company’s securities trade on the Pink sheets, an over-the-counter (OTC) market.

The Business

The description of the Company’s business contained herein reflects the Company’s operation of its business prior to the completion of the Asset Sale on March 24, 2023. As a result of the Asset Sale, the Company no longer has any operations, other than those relating to the wind down of its business and completion of the Chapter 11 process.

The Kandy cloud communications platform is a cloud-based, real-time communications platform, offering proprietary unified communications as a service (“UCaaS”), communications platform as a service (“CPaaS”), Microsoft Teams Direct Routing as a Service (“DRaaS”), and SIP Trunking as a Service capabilities (“STaaS”).

As a provider of cloud-based enterprise services, Kandy deploys a global carrier grade cloud communications platform that supports the digital and cloud transformation of mid-market and enterprise customers across virtually any device, on virtually any network, in virtually any location. The Kandy platform is based on a powerful, proprietary multi-tenant, highly scalable, and secure cloud platform. Further, Kandy supports rapid service creation and multiple go to market models including white labelling, multi-tier channel distribution, enterprise direct, and self-service via its SaaS (software as a service) web portals.

Kandy’s cloud-based, real-time communications platform enables service providers, enterprises, software vendors, systems integrators, partners and developers to enrich their applications and their services with real-time contextual communications empowering the API (Application Programming Interface) economy. With Kandy’s platform, companies of various sizes and types can quickly embed real-time communications capabilities into their existing applications and business processes, thereby providing a more engaging user experience.

While the cloud communications business is focused on highly complex, medium and large enterprise deployments, the customer experience is augmented by our managed services capabilities. In addition, our strategic partnerships with companies such as AT&T, IBM/Kyndryl, and Etisalat, give us access to a marquee customer base and the ability to sell end-to-end solutions.

Computex, sold in March 2022 and classified within discontinued operations, is a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions, through its extensive hardware, software and value-added service offerings.

Major customers

Kandy only

The five top customers during Fiscal 2022 accounted for 79% of total Kandy revenues. Four customers accounted for more than 10% of total revenue, accounting for $11.8 million of total Kandy revenue.

Competition

Kandy primarily competes with technology and cloud providers such as 8X8, RingCentral, Vonage, Twilio, Nice and Five 9, among others. However, Kandy differentiates itself from its competitors largely by the nature of its route to market - its platform is a proprietary white label, global cloud platform that supports a single or a multi-tier distribution via a CSP (communications service provider), VAR (value-added reseller) or ISV (independent software vendor) brand.  Further, in addition to being a true multi-tenant platform, Kandy supports a BYOD (bring your own data) and BYOC (bring your own carrier) model while providing both a light weight and heavy weight OSS/BSS (Ordering/Billing) system and automation integration with its channel partners.  Lastly, the Kandy platform brings a ubiquitous experience across UCaaS, CCaaS, and CPaaS versus most of the competition who play in one or two of these communications market verticals.

International Operations and Segments

During 2021, the Company operated two segments, Computex and Kandy. With the sale of Computex during the first quarter of 2022, the Company began operating as one reportable segment beginning in the second quarter of 2022. At December 31, 2022, approximately 70 associates were employed in our international operations.

Research and Development

Through Kandy, we have incurred software development costs to enhance, improve, expand and/or upgrade our proprietary software in an agile software environment with releases broken down into several iterations called sprints. These development activities have been performed by internal staff as well as by certain contractors.

Through our Kandy R&D team, our research and development efforts have been focused, in part, on building a carrier-grade communications platform with a focus on next generation software technologies and frictionless communications with multiple go-to-market strategies, including channel and direct sales models.

As of December 31, 2022, our research and development team consisted of approximately 31 associates (excluding contractors).

Sales and Marketing

We have been targeting customers of varying sizes in both the private and public sector and have developed relationships with them through direct marketing efforts as well as through strategic relationships with our technology partners.

We acquire new account relationships through face-to-face field sales, through relationships with our partners and through targeted direct marketing efforts that aim to increase awareness of our solutions.

Our sales representatives are generally compensated through a combination of fixed and variable compensation. Variable compensation or commission becomes the primary basis of compensation as sales representatives gain more experience.

Proprietary Rights

We have relied on a combination of copyrights, patents, trade secrets, trademarks, and contractual provisions to protect the proprietary rights of our products, processes and technology. In addition, we have, at times, entered into confidentiality and assignment-of-rights agreements with our employees, consultants and customers and have limited access to, and distribution of, our proprietary information. We licensed our proprietary products to our customers under license agreements that we believe contain appropriate use and other restrictions. However, despite our efforts to safeguard our proprietary rights, we can provide no assurance that we will be able to successfully deter misappropriation or unauthorized third-party use of such rights. As is the case with any software company, safeguarding unauthorized use of our software is difficult, and piracy could become a problem. In addition, if we are engaged in transactions in countries where intellectual property laws are not well developed or are not well enforced, our efforts to protect our proprietary rights may not be effective. Enforcing our proprietary rights in the U.S. and abroad and any litigation to enforce such rights, can result in significant costs and can divert resources, which could cause a material adverse effect on our business, financial condition, results of operations or cash flows.

As the number of solutions available in the marketplace increases and solution functionality continues to overlap, software companies may increasingly become subject to claims of infringement or other misappropriation of intellectual property. Third parties may assert infringement or misappropriation claims against us relating to our software, processes or technology. Following up such claims, whether or not they have merit, can be time-consuming and can result in costly litigation, cause delays in our business or have other negative consequences. Defending such claims, entering into royalty or licensing agreements, or adverse determinations in proprietary rights litigation could have a material adverse effect on our business, results of operations, cash flow and financial condition.

COVID-19

COVID-19 continues to impact local, regional, and global economies, businesses, supply chains, production and sales across a range of industries.

To protect the health and safety of our employees, our daily execution evolved into a largely virtual model. However, we found ways to continue to engage with and assist our customers and partners as they worked to navigate the changed environment.

Human Capital

Our core values – Integrity, innovation, delighting our clients, diversity and teamwork are communicated to our employees upon joining our company. We strive to maintain and demonstrate these values to our associates in the decisions we make and the actions we take. We believe one of our greatest assets is our people and believe adherence to such policies plays a key role in our company.

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

On December 31, 2022, our employee base stood at approximately 127 employees worldwide, of which more than 55% were employed in our international operations. We have offices in Canada, Mexico, and the United States, as well as representatives in the United Kingdom and the United Arab Emirates. None of our employees are represented by unions and we consider the relationships with our employees to be good. As of December 31, 2022, women represented 26.7% of our workforce. Due in large part to a scaling back in the Company’s operations during Fiscal 2022, the attrition rate in Fiscal 2022 was 44.6%.

As of December 31, 2022, the composition of our employee base was as follows:

	Corporate	Kandy	Total
Sales and marketing	-	17	17
Product support and R&D	-	94	94
Admin	6	10	16
Total number of employees	6	121	127

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

American Virtual Cloud Technologies, Inc.

1720 Peachtree Street

Suite 629

Atlanta, GA 30309

Tel: (404) 239-2863

The Company’s status as an emerging growth company (“EGC”) as defined in the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), ended on December 31, 2022.

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

Risks Related to Our Bankruptcy

We have sold substantially all of our assets as part of our Chapter 11 bankruptcy process, and we anticipate that our outstanding securities will be cancelled, without any proceeds being available for distribution to our stockholders.

On March 24, 2023, we completed the Asset Sale and disposed of substantially all of our assets.  As identified in the Debtors’ Combined Disclosure Statement and Chapter 11 Plan of Liquidation (the “Plan”), filed with the Court on March 21, 2023, and subject to Court approval, the Company anticipates that there will be no proceeds available for distribution to the Company’s stockholders and that the Company’s outstanding securities shall be cancelled upon confirmation of the Plan.

We may not be able to obtain confirmation of the Plan.

To complete our Chapter 11 bankruptcy process, we must meet certain statutory requirements with respect to the adequacy of disclosure with respect to the Plan, solicit and obtain the requisite acceptances of such Plan and fulfill other statutory conditions for confirmation of such Plan.

We may be subject to claims that will not be discharged in the Chapter 11 Cases.

The US Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from, among other things, substantially all debts arising prior to consummation of a plan of reorganization. With few exceptions, all claims against us that arose prior to the filing of the Cases or before consummation of a plan of reorganization (i) would be subject to compromise and/or treatment under a plan of reorganization and/or (ii) would be discharged in accordance with the US Bankruptcy Code and the terms of a plan of reorganization. Subject to the terms of a plan of reorganization and orders of the Bankruptcy Court, any claims not ultimately discharged pursuant to a plan of reorganization could be asserted against us and may have an adverse effect on our liquidity and financial condition.

Risks Related to Our Business and Industry

While the Company remains a public company, it will continue to incur the expense of complying with public company reporting requirements even though its operations have been reduced following the sale of Computex.

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

The Company’s business could be adversely affected by COVID-19.

Even though the COVID-19 outbreak has subsided, the Company may continue to experience significant impacts to its business as a result of the global economic impact of COVID-19, including any economic downturn or recession or other long-term effects that have occurred or may occur in the future.

The Company has customer concentration, and if the Company loses one or more of its large volume customers, its earnings may be materially affected.

Following the Company’s sale of the Computex business in March 2022, it had significant concentration of customers. The five top customers of the Company’s Kandy business, which is the Company’s sole business segment following the sale of Computex, accounted for 68% of the revenues of that business segment during Fiscal 2021. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers. Revenues from our largest customers may fluctuate from time to time based on numerous factors, including market conditions, which may be outside of our control. Contracts between the Company and its customers for the provision of products and/or services are generally in the form of non-exclusive agreements that do not contain volume purchase commitments, and are terminable by either party upon 30 days’ notice. The loss of one or more of the Company’s largest customers, the failure of such customers to pay amounts due, or a material reduction in sales dollars by such customers could have a material adverse effect on the Company’s business, financial position, results of operations and cash flows.

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

We may face risks associated with our international operations that could adversely affect the Company.

The Company’s operations outside the United States include a Canadian division that was acquired as part of the Kandy acquisition. The Company also has employees in Mexico as well as representatives in the United Kingdom and the United Arab Emirates. At December 31, 2022, approximately 70 associates were employed in our international operations. Foreign operations are subject to risks that are inherent in operating within different legal, political and economic environments. Among the risks are changes in tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. Such operations may require significant management attention and financial resources to successfully grow. In addition, international operations are subject to other inherent risks, including:

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

Risks Related to Our Securities and Recent Acquisitions

As smaller reporting company, the Company is exempt from certain public company reporting requirements.

The Company is a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. The Company will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of its common stock held by non-affiliates exceeds $700 million as of the end of that year’s second fiscal quarter. Investors may find the Company’s common stock less attractive because of the Company’s reliance on these exemptions, which may result in a less active trading market the Company’s common stock and/or could result in the Company’s stock price being more volatile. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Our management and their affiliates control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of March 31, 2023, directors and executive officers beneficially owned 7.5% of our common stock. Accordingly, these individuals have considerable influence regarding the outcome of any transaction that requires stockholder approval. Furthermore, our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a consequence of our “staggered board,” only a minority of our board of directors will be considered for election in any given year. In addition, our management and their affiliates, because of their ownership position, will have considerable influence regarding the outcome of such elections.

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

As of December 31, 2022, we had warrants to purchase shares of our common stock. To the extent any such warrants are exercised, additional shares of common stock will be issued, which will result in dilution to our stockholders and an increase in the number of shares of common stock eligible for resale in the public market. All of our outstanding warrants are subject to agreements requiring us to register for resale the underlying shares of common stock. Sales of substantial numbers of such shares in the public market or the fact that the warrants may be exercised, could adversely affect the market price of our common stock.

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

Item 1B.  Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our principal executive offices at 1720 Peachtree Street, Suite 629, Atlanta, GA 30309, along with certain additional offices, all of which are leased.

As of December 31, 2022, locations leased by Kandy were as follows:

●	Administrative offices located in the Brier Creek Office Parke, Wake County, North Carolina;

●	A lab and related facilities in Ottawa and North Carolina;

●	A facility in Mexico City; and

●	Approximately 4 co-located data centers that are used as server locations.

We believe our current facilities meet the current needs of our employee base.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

On January 25, 2023, the Company’s securities ceased trading on the Nasdaq as the Company did not meet the requirements for continued trading thereon. Currently, the Company’s common stock and public warrants trade on the over-the-counter markets under the symbols “AVCTQ,” and “AVCTWQ,” respectively. Each such whole warrant entitles the holder to purchase one share of common stock at an exercise price of $172.50 per share, subject to adjustment as described in our registration statement. Only whole warrants are exercisable and only whole warrants trade. Such warrants are scheduled to expire on April 7, 2025.

Holders of Record

On March 24, 2023, there were approximately 74 holders of record of our common stock and 4 holders of record of our publicly-traded warrants. Such numbers do not include beneficial owners holding our securities through nominee names.

Dividends

We have not paid any cash dividends on our common stock to date and do not anticipate declaring any dividends in the foreseeable future.

Equity Compensation Plans

The following table provides certain information regarding our equity compensation plans:

Plan Category	Number of securities issuable upon exercise of outstanding rights	Weighted- average exercise price of outstanding rights	Number of securities remaining unissued under equity compensation plans
Equity compensation plans approved by security holders	666,667	-	328,997
Equity compensation plans not approved by security holders	-	-	-
Total	666,667	-	328,997

Additional information is included in Note 13 in the Notes to our Consolidated Financial Statements.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements (including the notes thereto) contained elsewhere in this report. Certain information contained in this discussion and analysis includes forward-looking statements that involve risk and uncertainties. You are therefore encouraged to read the section in this annual report on Form 10-K titled, “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS” and “RISK FACTORS.”

Overview and recent developments

We are a Delaware-incorporated entity. As of December 31, 2022, we had operating locations in North Carolina, Canada and Mexico.

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

Kandy, a provider of cloud-based enterprise services, globally deploys a white-label, carrier-grade cloud-based platform for UCaaS, CPaaS and CCaaS for mid-market and enterprise customers across a proprietary multi-tenant, highly scalable cloud platform. The Kandy platform provides white-labeled services to a variety of customers including communications service providers and systems integrators. With Kandy, companies can quickly embed real-time communications capabilities into their existing applications and business processes.

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

On January 27, 2022, the Company announced that it had executed a definitive agreement to sell Computex, and on March 15, 2022, the sale of Computex was consummated, which completed the Company’s transition to a cloud communications company, centered on its Kandy platform. In connection with the then pending sale of Computex, Computex was classified as held for sale as of December 31, 2021, and its operations for current and prior periods were separated and classified as discontinued operations. Accordingly, this management’s discussion and analysis of financial condition and results of operations primarily focuses on the Kandy segment and the Company’s corporate activities. Therefore, unless otherwise indicated, amounts discussed herein, exclude Computex. Net proceeds from the sale of Computex, after payment of closing and certain other obligations were used for working capital and general business purposes.

On August 25, 2022, the Company announced that it had retained Northland Capital Markets to advise the Company in connection with a comprehensive strategic review process that could lead to the sale of the Company or selected assets.

During 2022, the Company continued to explore strategic opportunities, including the rationalization of resource allocation and core competencies. Further, the Company took actions that it believed resulted in significant cost savings. Such savings were generated from selective reductions in workforce and negotiated conversions of certain material vendor support costs from fixed to variable, thereby eliminating certain cost burdens related to unused capacity. In addition, the Company obtained strategic and operating restructuring support services of certain capital advisors.

Additionally, during 2022, the Company projected and announced that it would need additional capital to fund its operations including research & development and capital investment requirements until the Company scaled to a revenue level that would permit cash self-sufficiency. Such factors raised substantial doubt about the ability of the Company to continue as a going concern. The projection was based on the Company’s forecasts regarding product sales and service, cost structure, cash burn rate and other operating assumptions. During 2022, the Company was forced to scale back operations and, as more fully discussed elsewhere in this Form 10-K, including in the Notes to the Consolidated Financial Statements, on January 11, 2023, the Company filed for Chapter 11 and, on March 10, 2023, the Sellers and the Purchaser executed the Purchase Agreement, pursuant to which the Sellers agreed to sell substantially all of the assets of the Company for a cash purchase price of $6.8 million (See Note 1 of the consolidated financial statements). On March 15, 2023, the Court entered an order authorizing the Asset Sale pursuant to the terms of the Purchase Agreement. On March 24, 2023, the Asset Sale closed, thereby completing the disposition of substantially all of the Company’s assets. As identified in the Plan filed with the Court on March 21, 2023, and subject to Court approval, the Company anticipates that there will be no proceeds available for distribution to the Company’s stockholders and that the Company’s outstanding securities shall be cancelled upon confirmation of the Plan.

The description of the Company’s business and result of operations contained herein reflects the Company’s operation of its business prior to the completion of the Asset Sale on March 24, 2023. As a result of the Asset Sale, the Company no longer has any operations, other than those relating to the wind down of its business and completion of the Chapter 11 process.

Nature of revenue categories discussed below:

Cloud subscription and software revenue include subscriptions to the Company’s cloud-based technology platform, and revenue from the Company’s on-premise software.

Professional and managed services revenue include services for deployment, configuration, system integration, optimization, customer training and education.

Financial statement presentation and results of operations

The consolidated financial statements of the Company include the accounts of AVCT and its wholly-owned subsidiaries. In the discussion below, the year ended December 31, 2022 and the year ended December 2021 will be referred to as FY 2022 and FY 2021, respectively.

FY 2022 versus FY 2021 (in thousands)

	FY 2022	FY 2021
Revenues:	(in thousands)
Cloud subscription and software	$15,612	$16,930
Managed and professional services	1,155	3,119
Other	44	-
Total revenues	16,811	20,049
Cost of revenue	18,372	16,181
Gross (loss) profit	(1,561)	3,868
Goodwill impairment	10,468	28,995
Research and development	15,604	17,916
Selling, general and administrative	29,533	36,405
Loss from continuing operations	(57,166)	(79,448)
Other income (expense)
Change in fair value of warrant liabilities	35,903	(19,608)
Change in fair value of derivative liability	721	-
Interest expense (1)	(20,364)	(31,705)
Other income	931	(93)
Total other income (expenses)	17,191	(51,406)
Net loss from continuing operations before income taxes	(39,975)	(130,854)
Provision for income taxes	(548)	-
Net loss from continuing operations, net of tax	(40,523)	(130,854)
Net income (loss) on discontinued operations, net of tax	724	(30,532)
Net loss	$(39,799)	$(161,386)

(1)	Interest expense in FY 2022 and 2021 include related party interest of $764 and $14,958, respectively

Net loss from continuing operations, net of tax

Net loss from continuing operations, net of tax, for FY 2022 was $40.5 million compared with $130.9 million in FY 2021. Discussed in the paragraphs below are the revenue and expense factors that primarily contributed to the net loss change. However, the net loss from continuing operations, net of tax, for FY 2021 was impacted by the following noncash items, relative to FY 2022:

	Fiscal 2022	Fiscal 2021
	Expense (income)		Change
Impairment of goodwill and other intangible assets	$10,468	$28,995	$(18,527)
Depreciation	2,029	1,275	754
Amortization of intangible assets	-	2,752	(2,752)
Amortization of Convertible Debenture discount	-	9,253	(9,253)
Interest on convertible debt paid-in-kind	-	8,257	(8,257)
Share-based compensation	1,763	8,629	(6,866)
Change in fair value of warrant liabilities	(35,903)	19,608	(55,511)
Amortization and write-off of deferred financing costs	4,715	1,143	3,572
Noncash financing fees	4,650	5,948	(1,298)
	$(12,278)	$85,860	$(98,138)

Cloud subscription and software revenue

Cloud subscription and software revenue, which represents revenue from subscriptions to the Company’s cloud-based technology platform as well as revenue from the Company’s on-premise software, was $15.6 million in FY 2022 compared with $16.9 million in FY 2021. The decrease was primarily due to the termination of a reseller agreement, in August 2022, in connection with a settlement agreement entered into with Ribbon (See Note 11 of the consolidated financial statements). Such decrease was partially offset by increased UCaaS business from 4 of our customers.

Managed and professional services revenue

Managed and professional services revenue, which was also negatively impacted by the termination of the reseller agreement discussed above, was $1.2 million in FY 2022 compared with $3.1 million in FY 2021.

Total revenue, cost of revenue and gross margin

Aggregate revenue for all product lines together was $16.8 million in FY 2022 compared with $20.0 million in FY 2021.

Cost of revenue increased $2.2 million or 13.5% from $16.2 million in FY 2021 to $18.4 million in FY 2022, due primarily to a $2.7 million increase in platform software support and a $1.9 million increase in employee-related costs, partially offset by a $1.4 million decrease in amortization of intangibles and a $1.1 million decrease in certain consultant and outside services.

The gross margin in FY 2022 was negative due to a combination of decreased revenues and higher costs of revenue. Costs of revenue are primarily fixed.

Impairment of goodwill and other intangible assets

Goodwill impairment of $10.5 million was assessed early in FY 2022, primarily as a result of Kandy’s performance being significantly below forecasts.

The noncash impairment charges recorded in FY 2021 are discussed in Note 3 of the Notes to the Consolidated Financial Statements and were related to goodwill of the Kandy reporting unit and Kandy’s other intangible assets. The impairment of Kandy’s goodwill and other intangible assets resulted from a quantitative impairment analysis during the Company’s December 2021 impairment assessment, after an evaluation based on certain factors considered to be triggering events, such as changes in Kandy’s forecasts. As a result of the quantitative assessment, the Company recorded an impairment charge to goodwill and intangible assets of $13.7 million and $15.3 million, respectively.

Research and development

For FY 2022 and FY 2021, research and development expenses were $15.6 million and $17.9 million, respectively. The decrease of $2.3 million, or 12.9%, was primarily due to reductions in salaries and related costs, which reflect the impact of recent cost saving efforts.

Selling, general and administrative expenses

Selling, general and administrative expenses for FY 2022 and FY 2021 consisted of the components in the following table (in thousands):

			Increase
	FY 2022	FY 2021	(decrease)
Salaries, benefits, subcontracting & personnel administration costs	$12,375	$23,526	$(11,151)
Building occupancy costs, utilities, office supplies & repairs and maintenance	819	712	107
Sales and marketing	1,285	2,762	(1,477)
Professional fees	8,385	5,624	2,761
Insurance	2,769	2,166	603
ERP/CRM implementation costs	2,355	-	2,355
Other	1,545	1,615	(70)
	$29,533	$36,405	$(6,872)

(1)	Refers to the enterprise resource planning/customer relationship management system

Selling, general and administrative expenses was $29.5 million and $36.4 million in FY 2022 and FY 2021, respectively, a decrease of $6.9 million or 18.9%.

The salaries and related costs component of selling, general and administrative expenses decreased due to a reduction in corporate headcount including at the executive level along with a related reduction in stock compensation expenses. Excluding stock compensation expense, corporate salaries and related costs decreased $5.9 million in FY 2022, compared with FY 2021, while such costs at the Kandy business unit increased $0.3 million. As previously indicated, the decrease in salaries was impacted by the inclusion, in FY 2021, of $3.1 million of termination expenses in connection with a reduction in headcount. The stock compensation expense component of selling, general and administrative expenses decreased $6.0 million in Fiscal 2022, compared with Fiscal 2021 due to the reduction in corporate executive headcount and lower stock prices that impacted the fair value of new awards.

The professional fees component of selling, general and administrative expenses increased $2.8 million, from $5.6 million in FY 2021 to $8.4 million in Fiscal 2022, due to a combination of i) increased financing activities that required the services of legal and other professionals as well as ii) an increase in financial advisory professional fees. As discussed previously, the Company undertook a number of financing transactions during FY 2022. Also, as previously discussed, the Company has obtained strategic and operating restructuring support services of capital advisors in support of its strategic, operating and capital restructuring initiatives, which has resulted in increased non-recurring legal and financial advisory professional expenses.

ERP/CRM implementation costs began being expensed in May 2022 as a new ERP/CRM system went live effective May 1, 2022. Prior to May 2022, such costs were deferred as the ERP/CRM system was in the development phase.

Change in fair value of warrant liabilities

The change in the fair value of warrant liabilities represent mark-to-market fair value adjustments related to certain warrants, and primarily fluctuate due to changes in and the volatility of the Company’s stock price. The fair value changes of each warrant were as follows in FY 2022 and FY 2021 (in thousands):

	FY 2022	FY 2021
	Income (expense)
Series A Warrants	$8,133	$(7,834)
Series B Warrants	-	(2,296)
Series C Warrants	-	675
Series D Warrants	13,469	(9,688)
Monroe Warrants	4,901	(2,394)
February 2022 Warrants	6,676	-
2017 Private Placement and EBC Warrants	2,724	1,929
	$35,903	$(19,608)

Interest expense

Interest expense for FY 2022 and FY 2021 consisted of the following (in thousands):

	FY 2022	FY 2021
Interest expense and financing fees - Credit Agreement	$6,870	$9,131
Amortization of deferred financing costs and issue discount - February 2022 Warrants	1,431	-
Interest and extension fee on related party promissory note	764	1,986
Amortization of deferred financing costs and discount - Series B Preferred Stock	844	-
Amortization of deferred financing costs and discount - Convertible Notes	3,171	-
Amortization of debenture discount and debenture deferred fees	-	9,881
Debenture interest paid-in-kind	-	8,257
Financing charges due to a triggering event related to a floor price, as defined - Series B Preferred Stock	7,141	-
Hudson Bay waiver fee	-	2,000
Other	143	450
	$20,364	$31,705

Interest expense was $20.4 million in FY 2022 compared with $31.7 million in FY 2021, a decrease of $11.3 million. Substantially all of such charges are not expected to recur due to the following:

i)	In aggregate, $11.2 million of the $20.3 million incurred during FY 2022 relate to financing charges and amortization of deferred charges relating to the Series B Preferred Stock and the Convertible Notes. All amounts outstanding and all obligations under the Series B Preferred Stock and the Convertible Notes have since been repaid

ii)	An aggregate $6.9 million of the $20.3 million incurred during FY 2022 related to the Credit Agreement which was fully repaid on March 1, 2022

iii)	An aggregate $1.4 million of the $20.3 million incurred during FY 2022 was attributable to the February Warrants which have been converted to common stock

iv)	Debenture-related charges incurred in FY 2021 of $18.1 million, relate to Debentures which were fully converted to common stock FY 2021

v)	The related party promissory note was repaid in FY 2022.

Other income (expense)

Other income of $0.9 million in FY 2022 consists of the gain of $1.7 million recorded in connection with the Ribbon Settlement Agreement (See Note 11 of Notes to the Consolidated Financial Statements), partially offset by other expenses of $0.8 million. Other income for FY 2021 was nominal.

Net income (loss) on discontinued operations, net of tax

Discontinued operations relate to Computex, which was sold in March 2022. Net income on discontinued operations, net of tax, for FY 2022 was $0.7 million compared with a net loss on discontinued operations, net of tax, in FY 2021 of $30.5 million. The loss in FY 2021 was primarily a result of a $32.1 million impairment charge recorded in Fiscal 2021 within the Computex business unit, in connection with the pending sale of Computex at that time.

Provision for income taxes

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the three-year cumulative loss for FY 2022 and FY 2021. Such objective negative evidence outweighed the positive evidence identified by the Company. On the basis of this evaluation, the Company maintained a full valuation allowance as of December 31, 2022 and December 31, 2021. In 2022, the Company identified uncertain tax positions relating to its domestic and foreign operations and recorded liabilities for the uncertain tax benefits

Liquidity and Capital Resources

Overview

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under credit agreements and the sale of equity securities. As of December 31, 2022, the Company had an aggregate cash balance of $12.6 million in its operating bank accounts and net working capital of $15.3 million. As of March 31, 2023, aggregate cash in the Company’s operating bank accounts was $13.3 million.

During 2022, the Company projected and announced that it would need additional capital to fund its operations including research & development and capital investment requirements. The Company also announced that it was pursuing strategic initiatives that could result in a sale of all or a portion of the assets of the Company. In addition, the Company continued to explore strategic opportunities, including the rationalization of resource allocation and core competencies. Further, the Company took actions that it believed resulted in significant cost savings. Such savings were generated from selective reductions in workforce and negotiated conversions of certain material vendor support costs from fixed to variable, thereby eliminating certain cost burdens related to unused capacity. Additionally, the Company obtained strategic and operating restructuring support services of certain capital advisors. On January 11, 2023, the Company filed for Chapter 11 and, in March 2023, entered into an agreement to sell substantially all of the assets of the Company. On March 15, 2023, the Court entered an order authorizing the Asset Sale pursuant to the terms of the Purchase Agreement. On March 24, 2023, the Asset Sale closed, thereby completing the disposition of substantially all of the Company’s assets.

After the consummation of the sale, the Company plans to pursue steps to facilitate an orderly winding up of its remaining operations and believes it has sufficient liquidity to achieve such. However, no assurance can be provided that such projections will be realized.

Cash balances and working capital noted above were impacted by the following recent transactions.

●	The entry into and subsequent repayment of the Credit Agreement with Monroe, which was entered into on December 2, 2021, for a $27 million term loan facility, to fund working capital, general business activities and to pay off amounts owing under a prior credit agreement ($12.8 million) that the Company previously assumed when it acquired Computex. Interest on the Credit Agreement was payable monthly at the rate of 12% per annum. However, the lenders under the Credit Agreement were guaranteed a minimum return of $7.3 million. On March 1, 2022, all amounts owing under the Credit Agreement were repaid, including the unpaid amounts of the minimum return.

●	The issuance and repayment of a $5.0 million subordinated promissory note (the “2021 Note”), which was entered into on September 16, 2021, which was secured by an affiliate of a shareholder that owned more than five percent of the Company’s common stock and which was repaid on March 15, 2022. The 2021 Note, which had a minimum return of 25%, became due on March 1, 2022, due to the Company’s sale of registered equity securities and the early pay-off of the Credit Agreement. However, for a waiver fee of $250,000, the lender extended the maturity date to May 1, 2022, and on March 15, 2022, the 2021 Note was paid in full using proceeds received from the sale of Computex.

●	The receipt of gross proceeds of $5.0 million (before deduction of offering costs), in November 2021, from the sale to an institutional investor in a registered direct offering, of 166,666 shares of common stock at a purchase price of $2.00 per share. In addition to the 166,666 shares of the Company’s common stock, the buyer received certain warrants. In December, the Company received an additional $5.0 million in gross proceeds from the subsequent exercise of one group of the warrants.

●	The repayment of a subordinated note of $0.5 million along with related accrued interest in November 2021.

●	The receipt of gross proceeds of $25.0 million (before deduction of offering costs), in December 2021, from the sale of securities consisting of 522,666 shares of common stock, 12,456 units of convertible preferred stock and certain warrants.

●	The receipt of gross proceeds of $15.0 million on March 1, 2022, representing the first tranche of a sale of securities in connection with a February 28, 2022 securities purchase agreement (the “February 2022 Purchase Agreement”) entered into with a buyer.

●	The sale in April 2022 of additional securities, which resulted in net cash proceeds of $9.9 million.

●	Cash financing charges of $2.8 million paid to the previous holders of the Series B Preferred Stock as a result of the Company’s stock price falling below a stipulated floor price, as defined in the Series B Preferred Stock agreement

●	the sale of 4,515,000 shares of the Company’s common stock, in September 2022, for net proceeds of $14.3 million, after deducting commission and other offering costs

●	Increased payments for legal, professional and advisory fees in 2022 and early 2023

●	The consummation, on October 20, 2022, of a securities purchase agreement entered into with two institutional accredited investors, which netted cash proceeds of $9.3 million, and which related to the sale of (i) an aggregate of 5,000,000 shares of the Company’s common stock, in a registered direct offering and (ii) warrants to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock, at an exercise price of $1.80 per share, in a concurrent private placement, for a combined purchase price of $2.00 per share

●	Cash of $2.5 million received in connection with the Ribbon Settlement Agreement.

The Company believes that current cash balances, accounts receivable collections, funds held in escrow and proceeds from the sale of substantially all its assets will provide sufficient liquidity to fund the Company’s remaining activities through the anticipated liquidation date. However, there is no assurance that such projections will be achieved. This projection is based on the Company’s current expectations.

Cash flows

Net cash used in continuing operating activities was $64.1 million and $47.4 million in Fiscal 2022 and Fiscal 2021, respectively, and primarily consisted of cash used in Kandy’s operating activities (including its research and development activities), interest and certain financing costs, professional fees, insurance premiums and corporate support costs. Interest and financing costs included cash interest and other financing costs of $10.9 million primarily related to the Credit Agreement that was repaid in the 1st quarter of 2022 as well as $2.8 million in financing charges that were paid to the previous holders of the Series B Preferred Stock.

Investing activities

Cash provided by continuing investing activities was $1.3 million in Fiscal 2022. Cash used in investing activities was $3.9 million in Fiscal 2021. Cash provided by continuing investing activities for Fiscal 2022 consisted of proceeds from the sale of certain software rights of $2.5 million, partially offset by $0.9 million of deferred development costs on the enterprise resource planning and customer relationship management system (commonly referred to as ERP and CRM systems) and other capital spending of $0.3 million. For FY 2021, cash used in continuing investing activities consisted of $0.9 million of deferred development costs on the ERP and CRM system and $3.0 million on other capital spending.

Financing activities

Cash provided by continuing financing activities was $13.5 million in Fiscal 2022 and primarily consisted of proceeds from the issuance of securities of $48.7 million, partially offset by debt repayments of $33.9 million and payment of deferred financing fees of $1.2 million.

Cash provided by continuing financing activities was $71.9 million in Fiscal 2021 and consisted primarily of proceeds of $27.8 million from the issuance of securities, $27.0 million from issuance of debt, $24.0 million from the issuance of Debentures, $5.0 million from the issuance of a promissory note, and $5.0 million from the exercise of warrants, partially offset by $1.1 million of tax payment for withheld shares associated with vested restricted stock units issued under the Company’s equity incentive plan, payment of deferred financing fees of $1.9 million and debt repayments of $13.9 million.

Cash flows from discontinued operations

Net cash provided by discontinued operations consisted of the following:

	FY 2022	FY 2021
Net cash (used in) provided by operating activities	$(5,291)	$5,148
Net cash provided by (used in) investing activities	31,948	(1,012)
Net cash provided by discontinued operations	$26,657	$4,136

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and had not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies, Judgements and Estimates

This discussion of critical accounting policies, judgments and estimates should be read in conjunction with our consolidated financial statements and other disclosures included elsewhere in this annual report. The preparation of financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could differ materially from those estimates. Currently, we believe the accounting policies that involve the most significant judgments and estimates used in the preparation of the consolidated financial statements include those relating to revenue recognition, accounting for warrants, accounting for income taxes, the recognition and impairment evaluation relating to tangible and intangible assets, and accounting for share-based compensation. We discuss some of these policies below. The ones not discussed below are discussed in Note 3 of the Notes to the Consolidated Financial Statements.

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

Managed and professional services

Professional and managed services revenue include services for deployment, configuration, system integration, optimization, customer training and education. In these arrangements, the Company satisfies the performance obligations and recognizes revenue over time.

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

When services do not meet certain service levels of commitments, customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. Kandy historically has not experienced any significant incidents affecting the defined levels of reliability and performance as required by its subscription contracts. Therefore, the variable consideration has been insignificant and there are no reserves for such service credits as of December 31, 2022.

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

Goodwill and intangibles impairment assessment

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. The recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows expected to be generated by that asset group. If the asset or asset group is considered to be impaired, an impairment loss is recorded to adjust the carrying amounts to the estimated fair value. During the year ended December 31, 2021, the Company recorded impairment of intangible assets of $15.3 million relating to the Kandy reporting unit based on a comparison of the reporting unit’s fair value with its carrying value. The excess of the carrying value of the reporting unit over the estimated fair value was first allocated to the intangibles and then to goodwill. Fair value was determined using the income approach.

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

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. If, based on the qualitative test, the Company determines that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, then the Company evaluates goodwill for impairment by comparing the fair value of each reporting unit to its respective carrying value, including its goodwill. If it is determined that it is “not likely” that the fair value of the reporting unit is less than its carrying value, then no further testing is required.

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

Warrants

On July 27, 2017, the Company entered into certain Warrant Purchase Agreements with each of Pensare Sponsor Group, LLC, a Delaware limited liability company (the “Sponsor”), and certain other investors (collectively, the “Purchasers”), pursuant to which the Purchasers purchased an aggregate of 700,833 warrants (including the full over-allotment amount) in connection with and simultaneously with the closing of the IPO (the “2017 Private Placement Warrants”) at a purchase price of $15.00 per Private Placement Warrant.

On or about August 1, 2017, in the IPO, the Company sold units of the Company’s equity securities, each such unit consisting of one share of Common Stock, one-half of one Public Warrant and one-tenth of one right to acquire one share of the Company’s common stock upon the closing of the initial business combination (the “Units”) and, in connection therewith, issued and delivered 1,035,000 warrants to public investors in the Offering (the “Public Warrants”). In addition, 45,000 warrants, underlying unit purchase options issued to the underwriters of the IPO and certain of their designees (the “2017 EBC Warrants”), were issuable. The 2017 EBC Warrants together with the 2017 Private Placement Warrants and the Public Warrants are collectively referred to as the “2017 Warrants.” Each whole 2017 Warrant entitles the holder thereof to purchase one share of the Company’s common stock for $172.50 per share, subject to adjustments. In addition to the 45,000 warrants, the unit purchase options, which expired in July 2022, entitled the holders to receive 99,000 shares of common stock for an exercise price of $150 per unit.

As of December 31, 2022, a total of 1,035,000 Public Warrants and 700,833 of the 2017 Private Placement Warrants remained outstanding.

The 2017 Private Placement Warrants are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial Purchasers or their permitted transferees. Public Warrants and any 2017 Private Placement Warrants that are transferred to nonpermitted transferees are redeemable at the option of the Company and are not exercisable on a cashless basis.

The Company evaluated the 2017 Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that the 2017 Private Placement Warrants and the 2017 EBC Warrants did not meet the criteria to be classified in stockholders’ equity. A recent SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because the holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision precluded the 2017 Private Placement Warrants and 2017 EBC Warrants from being classified in equity and therefore the 2017 Private Placement Warrants and 2017 EBC Warrants were classified as liabilities at fair value, with subsequent changes in fair values recognized in earnings at each reporting date. The 2017 Private Placement Warrants were valued using a Black-Scholes pricing model as described in Note 3 of the Notes to the Consolidated Financial Statements. Changes in the fair value of such Warrants requires significant judgment, including the determination of the appropriate valuation model to use and the inputs to the valuation model.

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

Our judgments, assumptions, and estimates relating to the current tax provision take into account current tax laws, our interpretation of current tax laws, allowable deductions, tax credits, and possible outcomes of current and future tax audits. We do not recognize a tax benefit unless we conclude that it is more likely than not that the benefit will be sustained on audit by the taxing authority based solely on the technical merits of the associated tax position. If the recognition threshold is met, we recognize a tax benefit measured at the largest amount of the tax benefit that, in our judgment, is greater than a 50 percent likelihood of realization. Changes in tax laws or our interpretation of tax laws and the resolution of current and future tax audits could materially impact the amounts provided for income taxes. Our assumptions, judgments, and estimates relative to the value of our net deferred tax assets take into account predictions of the amount and category of future taxable income. Actual operating results and the underlying amount and category of income in future years could render our current assumptions, judgments, and estimates inaccurate, thus materially impacting our financial position and results of operations.

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

Recent Accounting Pronouncements Issued and Adopted

See Note 3 of the Notes to the Consolidated Financial Statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Foreign exchange risk

Our business is primarily conducted within US markets. Though there is some exposure to currency fluctuations, we do not currently consider exchange rate fluctuations to be a material factor in terms of its impact on our consolidated financial statements. International revenues in Fiscal 2022 was 30.6% of Kandy revenues.

Interest rate risk

As of December 31, 2022, the Company had no significant interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-37 following Item 16, which comprise a portion of this Annual Report on Form 10-K.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls—Integrated Framework. Based on our management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm on our internal control over financial reporting as the Company is exempted from the requirement.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspection

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Lawrence E. Mock, Jr.	75	Chairman of the Board
Kevin Keough	63	Chief Executive Officer
Darrell J. Mays	57	Executive Vice Chairman and Director
Adrian Foltz	58	Chief Financial Officer
Onex Evans	63	Chief Accounting Officer
Mark Downs	58	Director
U. Bertram Ellis, Jr.	67	Director
Carolyn Byrd	73	Director
Karl Krapek	72	Director
Dennis Lockhart	76	Director
Dr. Klaas Baks	48	Director
Kent Mathy	61	Director
Robert Willis	54	Director and Vice Chairman – Capital Markets
Charles Sweet	66	Director

Lawrence E. Mock, Jr., was appointed Chairman of the Board on August 22, 2022, and has been a member of the Board since April 2017. Mr. Mock is a former director of Computex and is currently Managing Partner of Navigation, which he founded in partnership with Goldman Sachs in 2006. Mr. Mock also serves as a director of Stratos Management Systems Holdings, LLC, a Delaware limited liability company (“Holdings”). From 1995 to 2006, he served as President and Chief Executive Officer of Mellon Ventures, Inc., which he founded in partnership with Mellon Financial Corporation, to make private equity and venture capital investments in operating companies. From 1983 to 1995, Mr. Mock was Chief Executive Officer of River Capital, Inc., a company he founded. He holds a Master of Science degree from Florida State University and a Bachelor of Arts degree from Harvard College.

Kevin Keough was appointed Chief Executive Officer in August 2022. Previously, he served as our President starting in July 2021 and as our Chief Transformation Officer between April 2022 to August 2022. Mr. Keough has served as Managing Director, Operations, for Navigation Capital Partners, Inc. (“Navigation”), an Atlanta-based private equity firm, since March 2021. Prior to joining Navigation, from October 2020 to March 2021, Mr. Keough was an independent management consultant, serving clients on a range of consulting engagements. From October 2017 to September 2020, he was the Managing Director and Head of Post-Acquisition for Investcorp’s North American Private Equity Group. Prior to joining Investcorp, from 2006 to September 2017, he had been with Arcapita Investment Management and its predecessor firm, Arcapita Inc., ultimately serving in the role of Managing Director and Global Head of Portfolio Management. Before his move into private equity, Mr. Keough spent seven years as a senior executive with FirstEnergy Corporation, a public energy company headquartered in Akron, Ohio. During this period, he held several corporate strategic planning and shared services roles, and served as President of the Ohio Edison Company. He had been a Management Consultant for ten years in the Cleveland Office of McKinsey & Company, Inc, serving as a partner and leader in the Firm’s North American Energy Practice. Mr. Keough holds an MBA from Stanford Graduate School of Business and a BS in Engineering Mechanics, with honors, from the United States Military Academy at West Point.

Darrell J. Mays, Executive Vice Chairman and Director, has served on our board of directors since July 2017, and was our Chief Executive Officer between July 2021 and August 2022 and also between July 2017 and September 30, 2020. He was the Founder and Chief Executive Officer of nsoro, a turnkey wireless installation services provider, from 2003 to 2008, which was acquired by MasTec in August 2008. Mr. Mays has served as an executive of MasTec since 2008, during which period the revenues and EBITDA of MasTec’s communications division, of which nsoro is a component, increased to approximately $2.3 billion and $245.0 million in 2016, respectively. Mr. Mays holds a Bachelor of Arts degree in Business from Georgia State University.

Adrian Foltz has served as our Chief Financial Officer since September 2022. Mr. Foltz previously served as Chief Financial Officer of the Company’s Kandy Communications business starting in April 2021. From September 2020 to March 2021, Mr. Foltz served as Interim Controller for Education Networks of America, later acquired by Zayo Group Holdings, Inc. (“ENA,”), and from November 2019 to September 2020, Mr. Foltz was ENA’s Finance Leader and ERP Project Manager. Mr. Foltz was a consultant for Envision Healthcare (Addison Group) from November 2018 to November 2019. Prior to that, Mr. Foltz was a consultant for ENA from August 2018 to November 2018. From June 2016 to May 2018, Mr. Foltz served as Director of Accounting at Correct Care Solutions (“CCS”), later acquired by Wellpath. From March 2015 to May 2016, Mr. Foltz was a consultant at CCS. Mr. Foltz is a licensed CPA, and holds a BS in Accounting from Missouri State University and an MBA from the University of Florida.

Onex Evans has served as our Chief Accounting Officer since September 2022. Previously, she served as Vice President, Corporate Controller & Reporting, and between June 2020 and March 2021 was Director, SEC & Financial Reporting. Prior to joining the Company, Ms. Evans was a financial reporting consultant for Inspire Brands between July 2019 and June 2020. Between June 2018 and June 2019, Ms. Evans served as SEC Financial Reporting Manager for Manhattan Associates, Inc. Ms. Evans was an SEC reporting consultant for The Home Depot, Inc. from December 2017 to June 2018. Prior to joining The Home Depot, Inc., Ms. Evans was an SEC Financial Reporting Manager at Advance Pierre Foods Holdings, Inc between November 2016 and November 2017. Ms. Evans began her career in public accounting, including audit roles with PwC and both its legacy firms. She is a licensed CPA and holds a BS and MS in Accounting from the University of the West Indies.

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

U. Bertram Ellis, Jr. has served on our board of directors as an independent director since July 2017. He has served as the Chairman and Chief Executive Officer of Ellis Capital, a diversified investment firm, since 1984. In addition, Mr. Ellis was the Founder and Chief Executive Officer of ACT III Broadcasting from 1986 to 1991, which sold for $530 million and Ellis Communication from 1993 to 1996, which sold for $840 million. Mr. Ellis holds a Masters in Business Administration from the University of Virginia Darden Business School and a Bachelor of Arts degree from the University of Virginia.

Carolyn Byrd has served on our board of directors as an independent director since March 2021. Ms. Byrd formed GlobalTech Financial, LLC (“GlobalTech”), a private company specializing in business process outsourcing and financial consulting in 2000 and has since served as its Chairman and Chief Executive Officer. Prior to forming GlobalTech, Ms. Byrd had a long career with The Coca-Cola Company, where she was ultimately appointed Vice President, Chief of Internal Audits and Director of the Corporate Auditing Department. She served as a Senior Account Officer at Citibank, N.A. prior to joining Coca Cola. Ms. Byrd has served on the board of directors of Regions Financial Corporation (NYSE: RF) since 2010. She holds a Bachelor’s Degree in Economics and Business Administration from Fisk university and a Master’s Degree in Finance and Business Administration from the University of Chicago Graduate School of Business.

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

Dennis Lockhart has served on our board of directors as an independent director since July 2017. He served as President and Chief Executive Officer of the Federal Reserve Bank of Atlanta from 2007 to 2017. Earlier, he was a professor at Georgetown University, School of Foreign Service, from 2003 to 2007. Prior to this, he held senior positions at Heller Financial Inc. and Citicorp (now Citigroup). Mr. Lockhart holds a Master of Arts degree from Johns Hopkins University and a Bachelor of Arts from Stanford University.

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

Charles Sweet has served on our board of directors since December 15, 2022. Mr. Sweet is President of IRC Consulting, Inc., an independent advisory practice he established in 1998. He also serves on the advisory council of Cyprium Partners, a private investment firm. He has previously served as Chief Executive Officer of Bennett Marine, Inc., BMJ Medical Management, Inc., Intrepid USA, Inc., Petropac Solutions, Inc., Physician Health Corporation, Response Oncology, Inc., Sarcom, Inc. and Snelling Holdings, LLC. Mr. Sweet also currently serves on the boards of two private companies and has previously served on the boards of numerous companies.

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

As of the date that Computex was acquired, Holdings’ initial Holdings Designees were Messrs. Downs and Mock. During the Nomination Period, if a Holdings Designee ceases to serve as a director for any reason, Holdings (or if Holdings has been dissolved, Navigation Capital Partners, Inc.) has the right to appoint another individual to fill such vacancy. During the Nomination Period, if Holdings or Navigation Capital Partners, Inc. ceases to beneficially hold at least 50% of the Designation Shares, for the remainder of the Nomination Period, the number of Holdings Designees will be reduced to two, and if Holdings or Navigation Capital Partners, Inc. ceases to beneficially hold at least 30% of the Designation Shares, for the remainder of the Nomination Period, the number of Holdings Designees will be reduced to one.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Messrs. Ellis, Krapek, Lockhart and Dr. Baks, will expire at the annual meeting of stockholders to be held in 2024. The term of office of the second class of directors, consisting of Ms. Byrd and Messrs. Sweet, Mays and Mock, will expire at the annual meeting of stockholders to be held in 2025. The term of office of the third class of directors, consisting of Mr. Downs, Mr. Mathy and Mr. Willis, will expire at the annual meeting of stockholders to be held in 2023.

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

Director Independence

An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which, in the opinion of the company’s board of directors, would not interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Ellis, Krapek, Lockhart, Baks, Mathy and Sweet and Ms. Byrd are “independent directors” as defined in the Nasdaq listing standards.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received, we believe that, during the fiscal year ended December 31, 2022, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with, except that the following forms were not timely filed: a Form 3 for Mr. Sweet, a Form 4 filed by Ribbon Communications Inc. reporting the redemption of certain shares and termination of certain warrants, a Form 4 filed by Michael Tessler reporting the sale of certain shares, and a Form 4 filed by Dennis Lockhart reporting the purchase of certain shares..

Item 11. Executive Compensation

Summary compensation table

The following provides, under the scaled reporting rules applicable to smaller reporting companies, an overview of our compensation policies and programs and identifies the elements of compensation for Fiscal Year 2022 and 2021, with respect to our “named executive officers,” which term is defined by Item 402 of the SEC’s Regulation S-K to include (i) all individuals serving as our principal executive officer at any time during 2022, (ii) our two most highly compensated executive officers other than the principal executive officers who were serving as executive officers at December 31, 2022 and whose total compensation (excluding nonqualified deferred compensation earnings) exceeded $100,000, and (iii) up to two additional individuals for whom disclosure would have been provided pursuant to the foregoing item (ii) but for the fact that the individual was not serving as an executive officer of the Company at December 31, 2022. Our named executive officers for 2022 are Kevin Keough, who has served as our Chief Executive Officer since August 2022, Darrell Mays, who served as our Chief Executive Officer from July 2021 until September 2022, Adrian Foltz, the Company’s Chief Financial Officer since September 2022, Onex Evans, the Company’s Chief Accounting Officer since September 2022 and Thomas King, the Company’s current Chief of Staff since September 2022 who was previously its Chief Financial Officer.

Name and principal position	Title	Year	Salary (1)	Bonus (2)	Stock awards that vested in the year (3)	All other Compensation (4)	Total
			$	$	$	$	$
Kevin Keough	CEO	2022	241,667	175,000	-	45,000	461,667
Darrell Mays	previous CEO	2022	-	-	379,750	-	379,750
		2021	-	-	379,750	-	379,750
Adrian Foltz	CFO	2022	216,667	83,750	35,688	18,000	354,105
Onex Evans	CAO	2022	216,867	83,750	46,688	18,000	365,305
Thomas King	Chief of Staff	2022	420,000	-	112,500	-	532,500
	(previously CFO)	2021	420,000	420,000	112,500	-	952,500

1)	Represents base salary during the year

2)	Represents bonus earned during the year. The 2022 amounts are subject to Court approval

3)	Represents the accounting/expense value of common stock delivered during the year upon the vesting of RSUs

4)	Represents other incentive payments earned during the year and either paid during the year or paid in the subsequent year

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

The American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Plan”) provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other share-based awards. Stock options have a maximum term of ten years from the grant date. As of December 31, 2022, 666,667 shares had been authorized for issuance under the Plan, of which 328,997 shares remained available for issuance as of December 31, 2022. The RSUs were issued to certain directors and employees and can only be settled in shares. RSUs awarded to directors are time-based. RSUs issued to nondirectors are 50% time-based and 50% performance-based. Twenty-five percent or, in some cases, one-third of the time-based awards vests on each grant date anniversary, while 25% or, in some cases, one-third of the performance-based awards vests on December 31st of each year, if the market condition (stock price target) is met. If the market condition attached to the performance-based awards is not met in any year, the eligibility is delayed until the market condition is met, except that the market condition must be met on the third anniversary or, in some cases, on the second anniversary of the stock price target date.

Employment Agreements

Thomas King

Effective April 7, 2020, the Company entered into an employment agreement with Thomas King, our CFO at that time, on an “at-will” basis. Mr. King is entitled to receive a base salary of $420,000 per year. Until August 2022, Mr. King was also entitled to an annual bonus for each full fiscal year during his employment term, with a target bonus amount equal to 100% of his annual base salary, subject to the achievement of certain performance objectives. In connection with his employment, Mr. King was also awarded 20,000 RSUs effective April 7, 2020.

Such employment agreement contains customary confidentiality provisions, which apply both during and for two years after its term, and customary non-competition and non-solicitation provisions, which apply during its term and for one year thereafter.

If Mr. King’s employment is terminated by the Company without “cause” (as defined), the Company will be obligated to pay to Mr. King, in addition to accrued but unpaid salary and benefits, (i) continued payment of base salary for six months and (ii) continued benefits, including health care and life insurance. The Company’s obligation to pay any of the foregoing severance obligations (other than salary and benefits accrued through the date of termination of employment) would be subject to Mr. King’s execution of a release of claims against the Company and Mr. King’s compliance with any surviving non-competition, non-solicitation, confidentiality and assignment of inventions obligations to the Company.

Such employment agreement contains customary confidentiality provisions, which apply both during and for two years after its term, and customary non-competition and non-solicitation provisions, which apply during its term and for one year thereafter.

Effective September 2022, Mr. King transitioned into the role of Chief of Staff.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about RSUs held by the named executive officers (vesting schedules are discussed in the section above titled “Compensation Philosophy):”

Name	Award date	Shares underlying RSUs issued	Grant date fair value $ (1)	Unvested RSUs
Kevin Keough	4/24/2022	20,000	105,375	20,000
Darrell Mays	10/1/2020	23,333	1,519,000	11,667
Adrian Foltz	Various (2)	10,000	180,780	9,583
Onex Evans	Various (3)	10,000	262,640	8,333
Thomas King	4/7/2020	20,000	721,875	12,500

(1)	The grant date fair value excludes awards which have not yet been valued as the performance targets have not yet been set.

(2)	Consists of 3,333 RSUs issued on 4/1/21 and 6,667 RSUs issued on 9/8/22

(3)	Consists of 3,333 RSUs issued on 6/1/20, 3,333 RSUs issued on 4/1/21 and 3,334 issued on 9/8/22

Director Compensation

Directors who are employees of the Company do not receive additional compensation for their services as directors or as members of board committees. Non-employee directors are not paid any fees in cash. Instead, non-employee directors receive RSUs on the effective dates of their appointments. Twenty five percent of such RSUs vest on the anniversary date of the respective award. The following summarizes the RSUs issued to non-employee directors as of December 31, 2022:

Name	Award date	Shares underlying RSUs issued	Grant date fair value (in $)	Unvested RSUs
Larry Mock	4/7/2020	23,333	70,000	11,667
Bert Ellis	4/7/2020	4,000	12,000	2,000
Karl Krapek	4/7/2020	4,000	12,000	2,000
Dennis Lockhart	4/7/2020	4,000	12,000	2,000
Carolyn Byrd	3/1/2021	4,000	28,040	3,000
Klass Baks	4/7/2020	4,000	12,000	2,000
Mark Downs	4/7/2020	4,000	12,000	2,000
Kent Mathy	8/1/2020	4,000	17,000	2,000
Robert Willis	4/24/2022	10,000	52,688	10,000

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

U. Bertram Ellis, Jr.

Dr. Klaas Baks

Karl Krapek

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information known to the Company regarding the beneficial ownership of our common stock as of March 31, 2023 by:

●	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

●	each of our executive officers and directors; and

●	all of our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security or has the right to acquire securities within 60 days, including options and warrants that are currently exercisable or exercisable within 60 days. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares beneficially owned by them. The calculation of percentage of beneficial ownership is based on 33,532,473 shares of common stock outstanding as of March 31, 2023:

Name	Number of Shares Beneficially Owned(1)		Percent of Common Stock
Directors and Executive Officers of the Company:
Lawrence E. Mock, Jr.(3)	1,428,266	(4)(5)(6)	4.3%
Darrell J. Mays	986,195	(2)	2.9%
Kevin Keough	-		-
Adrian Foltz	10,000		*
Onex Evans	10,000		*
Mark Downs	3,000		*
U. Bertram Ellis, Jr.	37,588		*
Karl Krapek	2,800		*
Dennis Lockhart	19,134		*
Dr. Klaas Baks	2,800		*
Kent Mathy	1,000		*
Dr. Robert Willis	10,000		*
Carolyn Byrd	-		-
Charles Sweet	-		-
All directors and executive officers as a group (14 individuals)	2,510,783		7.5%
Five Percent or More Holders and Certain Other Holders	-		-

*	Less than 1% of outstanding shares

(1)	Unless otherwise indicated, the business address of each of the persons and entities is 1720 Peachtree Street, Suite 629, Atlanta, GA 30309.

(2)	Includes 37,067 shares of Common Stock held by certain of Mr. Mays’ family members (or affiliated entities) who reside at least part-time with Mr. Mays. Mr. Mays disclaims beneficial ownership of all shares of Common Stock held by his family members. Also includes shares of Common Stock beneficially owned by Pensare Sponsor Group, LLC.

(3)	Mr. Mock holds an economic interest in Pensare Sponsor Group, LLC and a pecuniary interest in the securities held by Pensare Sponsor Group, LLC. Mr. Mock disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(4)	Includes approximately (i) 118,869 shares of Common Stock held directly by Stratos Management Systems Holdings, LLC (“Holdings”), and (ii) 563,059 shares of Common Stock held directly by Navigation Capital Partners II, L.P., a Delaware limited partnership (“Navigation Capital”). Mr. Mock is a manager of NCP General Partner II, LLC, which is the general partner of Navigation Capital, which controls Holdings. As a result, Mr. Mock may be deemed to indirectly beneficially own the securities directly held by Navigation Capital and Holdings. Mr. Mock disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

(5)	Includes approximately 669,314 shares of Common Stock held directly by Navigation Capital Partners SOF I, LLC (“Investment Sub”). Investment Sub is a direct wholly-owned subsidiary of SPAC Opportunity Fund I, L.P. (“New SPAC Opps”), an entity controlled by Navigation Capital Partners, Inc. (“SPAC NCP”). Mr. Mock controls SPAC NCP, and as a result, may be deemed to indirectly beneficially own the securities held by SPAC NCP, New SPAC Opps and Investment Sub. Mr. Mock disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.
(6)

Includes approximately 77,022 shares of Common Stock held directly by Nobadeer, L.P., a Georgia limited partnership (“Nobadeer”). Mr. Mock is the general partner of Nobadeer, and as a result, may be deemed to indirectly beneficially own the securities held by Nobadeer. Mr. Mock disclaims beneficial ownership of such securities except to the extent of his pecuniary interest therein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following paragraph discusses related party transactions that occurred during 2022 and 2021 and/or that are contemplated during 2023 (other than (i) compensation paid or awarded to the Company’s directors, director nominees and executive officers that is required to be discussed, or is exempt from discussion, in the other sections of the annual report on Form 10-K and (ii) equity and Debentures issued in connection with the Computex Business Combination and the Kandy Business Combination, as described elsewhere in the annual report on Form 10-K).

Services provided by Navigation Capital Partners, Inc.

Selling, general and administrative expenses for the year ended December 31, 2022 and 2021 include $150,000 and $600,000 respectively, related to consulting services provided by Navigation, a significant stockholder and an affiliate of certain of our directors. These amounts related to an agreement entered into effective October 1, 2020 whereby Navigation provided capital markets advisory and business consulting services to the Company for a fee of $50,000 per month. On April 21, 2022, the agreement with Navigation was terminated. The unpaid balance owing under the consulting agreement was $900,000, which was scheduled to be paid at the rate of $100,000 per month. Accounts payable and accrued expenses as of December 31, 2022 and 2021 include $500,000 and $750,000, respectively, in connection therewith.

Transactions with Ribbon.

Pursuant to a transition services agreement entered into with Ribbon, a previous significant stockholder, in connection with the acquisition of Kandy, accounts payable and accrued expenses as of December 31, 2021 include $799,000 due to Ribbon for professional fees provided and certain software and other support. Prepaid expenses and other current assets as of December 31, 2021 include $190,000 due from Ribbon for collections in excess of reimbursable expenses. Also, trade receivables, net as of December 31, 2021 include $2,511,000 due from Ribbon.

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

Ribbon ceased being a related party in August 2022.

The 2021 Note

A subordinated Note, which was secured by a related party, is separately identified on the consolidated balance sheet as of December 31, 2021. The related interest expense of $736,000 is included in “Interest expense – related parties” in the consolidated statement of operations for the year ended December 31, 2021 and was also included in “Accounts payable and accrued expenses” on the consolidated balance sheet as of December 31, 2021. The Note was repaid in full on March 15, 2022 out of proceeds received from the sale of Computex.

Services provided by True North Advisory LLC

On January 21, 2022, the Company entered into a Services Agreement (the “Services Agreement”) with True North Advisory LLC (“True North”), a company affiliated with Michael Tessler, the previous Chairman of the Company’s board of directors. Pursuant to the Services Agreement, among other things, True North provided strategic advice with respect to the Company’s business as requested by the Company from time to time, for a fee of $25,000 per month, plus reimbursement for out-of-pocket expenses. The Services Agreement had an initial term of three months, after which it was to continue on a month-to-month basis until terminated by either party on 30 days’ prior notice. The Services Agreement contained customary mutual provisions regarding confidentiality and ownership of intellectual property. The agreement was terminated in August 2022.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

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

Item 14. Principal Accountant Fees and Services.

As of March 14, 2023, the aggregate fees billed to our Company by UHY LLP for the years ended December 31, 2022 and 2021 were as follows:

Fees Billed by UHY LLP	Year Ended December 31, 2022	Year Ended December 31, 2021
Audit Fees(1)	$633,680	$765,473
Audit-Related Fees(2)	$204,824	$-
Tax Fees(3)	$77,700	$-
All Other Fees	$-	$-
Total	$916,204	$765,473

(1)	Audit Fees consist of fees incurred for the audits of our annual financial statements and for the reviews of our unaudited interim consolidated financial statements included in our quarterly reports on Form 10-Q for the applicable quarters of the fiscal year.

(2)	Audit-Related Fees consist of all fees incurred related to various SEC filings, consents and proformas.

(3)	Tax Fees consist of fees incurred for tax compliance, planning and advisory services and due diligence in connection with planned acquisitions.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this report or incorporated herein by reference:

(1)	Our Financial Statements are listed on page F-1 of this Annual Report

(2)	Financial Statements Schedule

None

(3)	Exhibits:

The following documents are included as exhibits to this Annual Report:

Exhibit No.	Description
2.1(2)	Business Combination Agreement, dated as of July 24, 2019, by and among Pensare Acquisition Corp., Tango Merger Sub Corp., Stratos Management Systems Holdings, LLC, and Stratos Management Systems, Inc.
2.2(3)	Amendment No. 1 to the Business Combination Agreement, dated as of December 20, 2019, by and among Pensare Acquisition Corp., Tango Merger Sub Corp., Stratos Management Systems Holdings, LLC, and Stratos Management Systems, Inc.
2.3(4)	Amendment No. 2 to the Business Combination Agreement, dated as of April 3, 2019, by and among Pensare Acquisition Corp., Tango Merger Sub Corp., Stratos Management Systems Holdings, LLC, and Stratos Management Systems, Inc.
2.4(7)	Purchase Agreement, dated August 5, 2020, by and among American Virtual Cloud Technologies, Inc., Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and Ribbon Communications International Limited.
2.5(11)	Amended and Restated Purchase Agreement, dated December 1, 2020, by and among American Virtual Cloud Technologies, Inc., Ribbon Communications Inc., Ribbon Communications Operating Company, Inc. and Ribbon Communications International Limited
2.6(23)	Asset Purchase Agreement, dated January 26, 2022, among Calian Corp., Computex, Inc., Stratos Management Systems, Inc., First Byte Computers, Inc., eNetSolutions, LLC and American Virtual Cloud Technologies Inc.
2.7(37)	Amended and Restated Asset Purchase Agreement, dated as of February 14, 2023, by and among the Company, certain of the Company’s subsidiaries, and Skyvera, LLC.
3.1(5)	Amended and Restated Certificate of Incorporation.
3.2(1)	Amended and Restated Bylaws.
3.3(4)	Second Amended and Restated Certificate of Incorporation.
3.3(34)	Certificate of Amendment of Certificate of Incorporation of American Virtual Cloud Technologies, Inc., dated September 30, 2022.
4.1(1)	Warrant Agreement, dated as of July 27, 2017, between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
4.2(11)	Form of Debenture
4.3(11)	Form of Warrant
4.4(15)	Specimen Common Stock Certificate
4.5(14)	Form of Indenture
4.6(17)	Series A Warrant, dated November 5, 2021
4.7(17)	Series B Warrant, dated November 5, 2021
4.8(19)	Form of Monroe Warrant.
4.9(19)	Series C Warrant, dated December 2, 2021.

4.10(21)	Series D Warrant, dated December 15, 2021.
4.11(21)	Certificate of Designation of Series A Convertible Preferred Stock, filed December 13, 2021
4.12(26)	Certificate of Designation of Series B Convertible Preferred Stock
4.13(26)	Warrant Issued March 1, 2022
4.14(26)	Certificate of Elimination of Series A Convertible Preferred Stock
4.15(28)	Form of Senior Secured Convertible Note
4.16(29)	Senior Secured Convertible Note, dated April 19, 2022
4.17(36)	Form of Warrant
4.18*	Description of Securities
10.1(h)(1)	Letter Agreement, dated July 27, 2017, among Jose Mas, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(i)(1)	Letter Agreement, dated July 27, 2017, among Darrell J. Mays, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(j)(1)	Letter Agreement, dated July 27, 2017, among Lawrence E. Mock, Jr., Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(k)(1)	Letter Agreement, dated July 27, 2017, among Suzanne Shank, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(l)(1)	Letter Agreement, dated July 27, 2017, among Rayford Wilkins, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.1(m)(1)	Letter Agreement, dated July 27, 2017, among Dr. Robert Willis, Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.2(1)	Investment Management Trust Agreement, dated July 27, 2017, between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.3(1)	Stock Escrow Agreement, dated July 27, 2017 by and among Pensare Acquisition Corp., Continental Stock Transfer & Trust Company, Pensare Sponsor Group, LLC and the other parties thereto.
10.4(1)	Registration Rights Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and the other parties thereto.
10.5(a) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and MasTec, Inc.
10.5(b) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Pensare Sponsor Group, LLC.
10.5(c) (1)	Warrant Purchase Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.6(1)	Administrative Services Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Pensare Sponsor Group, LLC.
10.7(1)	Right Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and Continental Stock Transfer & Trust Company.
10.8(1)	Letter Agreement, dated July 27, 2017 by and between Pensare Acquisition Corp. and EarlyBirdCapital, Inc.
10.9(1)	Form of Unit Purchase Option.
10.10(6)	Form of Indemnification Agreement for officers, directors and special advisors.
10.11(4)	Securities Purchase Agreement, dated as of April 3, 2020.

10.12(7)	Voting Agreement, dated August 5, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Pensare Sponsor Group, LLC.
10.13(7)	Voting Agreement, dated August 5, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Stratos Management Systems Holdings, LLC.
10.14(8)	Employment Agreement between the Company and Xavier Williams.
10.15(9)	Fifth Amendment to Credit Agreement, dated November 13, 2020.
10.16(10)	Services Agreement, dated as of March 4, 2021, between American Virtual Cloud Technologies, Inc., and Navigation Capital Partners, Inc.
10.17(11)	Employment Agreement between the Company and Michael Dennis.
10.18(11)	Employment Agreement between the Company and Thomas King.
10.19(11)	Form of Guaranty of Debentures
10.20(11)	Amended and Restated Voting Agreement, dated December 1, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Pensare Sponsor Group, LLC.
10.21(11)	Amended and Restated Voting Agreement, dated December 1, 2020, by and among Ribbon Communications Inc., Ribbon Communications Operating Company, Inc., Ribbon Communications International Limited and Stratos Management Systems Holdings, LLC
10.22(11)	Investor Rights Agreement, dated December 1, 2020, by and among American Virtual Cloud Technologies, Inc., Ribbon Communications Inc., Pensare Sponsor Group, LLC and Stratos Management Systems Holdings, LLC
10.23(11)	Securities Purchase Agreement, dated December 1, 2020, by and between American Virtual Cloud Technologies, Inc. and SPAC Opportunity Partners Investment Sub LLC
10.24(11)	Amendment and Joinder to Registration Rights Agreement, dated December 1, 2020, by and among American Virtual Cloud Technologies, Inc. and the Holders Party thereto
10.25(11)	Sixth Amendment to Loan Documents, dated as of December 1, 2020
10.26(12)	Seventh Amendment to Loan Documents, dated as of June 24, 2021.
10.27(13)	Separation Agreement and Release between the Company and Xavier Williams.
10.29(16)	Securities Purchase Agreement, dated as of November 2, 2021
10.30(17)	Registration Rights Agreement, dated November 5, 2021
10.31(19)	Credit Agreement, dated December 2, 2021
10.32(19)	Amendment and Waiver, dated December 2, 2021
10.33(19)	Credit Agreement, dated December 2, 2021.
10.34(19)	Registration Rights Agreement, dated December 2, 2021.
10.35(19)	Amendment and Waiver, dated December 2, 2021.
10.36(19)	Form of Voting Agreement.
10.37(19)	Subscription Agreement, dated December 2, 2021.
10.38(19)	Amended and Restated Promissory Note, dated December 2, 2021.
10.39(20)	Securities Purchase Agreement, dated as of December 13, 2021
10.40(21)	Registration Rights Agreement, dated December 15, 2021.
10.41(23)	Form of Voting Agreement
10.42(24)	Services Agreement, dated February 21, 2022, between American Virtual Cloud Technologies, Inc. and True North Advisory LLC.
10.43(25)	Securities Purchase Agreement, dated as of February 28, 2022
10.44(25)	Form of Voting Agreement
10.45(27)	Restrictive Covenant Agreement, dated March 15, 2022, among Calian Corp., Computex, Inc., Stratos Management Systems, Inc., First Byte Computers, Inc. and eNetSolutions, LLC

10.46(28)	Securities Purchase Agreement, dated as of April 14, 2022
10.47(28)	Form of Security and Pledge Agreement
10.48(28)	Form of Pledge Agreement
10.49(28)	Form of Registration Rights Agreement
10.50(28)	Form of Voting Agreement
10.51(29)	Security and Pledge Agreement, dated as of April 19, 2022
10.52(29)	Guaranty, dated as of April 19, 2022
10.53(29)	Registration Rights Agreement, dated as of April 19, 2022
10.54(29)	Services Agreement, signed on April 23, 2022, between American Virtual Cloud Technologies, Inc. and SAW Holdings, LLC
10.55(29)	Termination Agreement, dated as of April 21, 2022, between American Virtual Cloud Technologies, Inc. and Navigation Capital Partners, Inc.
10.56(30)	Settlement Agreement, dated as of August 29, 2022, by and among Ribbon Communications Canada, ULC, Ribbon Communications, Inc., Ribbon Communications Operating Company, Inc., American Virtual Cloud Technologies, Inc. and AVCtechnologies USA, Inc.
10.57(30)	Wind Down Agreement, dated as of August 29, 2022, by and between Ribbon Communications Operating Company, Inc. and AVCtechnologies USA, Inc.
10.58(30)	Stock Redemption Agreement, dated as of August 29, 2022, by and between Ribbon Communications Inc. and American Virtual Cloud Technologies, Inc.
10.59(30)	Warrant Termination Agreement, dated as of August 29, 2022, by and between American Virtual Cloud Technologies, Inc. and Ribbon Communications Inc.
10.60(30)	Amended and Restated Waiver Agreement, dated as of August 31, 2022.
10.61(31)	American Virtual Cloud Technologies, Inc. Key Executive Incentive Plan.
10.62(31)	Form of Award Letter under American Virtual Cloud Technologies, Inc. Key Executive Incentive Plan.
10.63(32)	Exchange Agreement, dated as of September 11, 2022.
10.64(33)	Settlement Agreement, dated as of September 26, 2022.
10.65(36)	Securities Purchase Agreement, dated as of October 18, 2022
14(6)	Code of Ethics.
21.1*	List of subsidiaries.
23.1*	Consent of UHY, LLP.
99.1(6)	Audit Committee Charter.
99.2(6)	Compensation Committee Charter.
99.3(6)	Nominating Committee Charter.
99.4(22)	Waiver, dated December 28, 2021.
31.1*	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Principal Financial and Accounting Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS***	Inline XBRL Instance Document
101.SCH***	Inline XBRL Taxonomy Extension Schema
101.CAL***	Inline XBRL Taxonomy Calculation Linkbase
101.LAB***	Inline XBRL Taxonomy Label Document
101.PRE***	Inline XBRL Definition Linkbase Document
101.DEF***	Inline XBRL Definition Linkbase Document

*	Filed herewith.

**	Furnished herewith.

***	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 2, 2017.

(2)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on July 30, 2019.

(3)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on December 30, 2019.

(4)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 7, 2020.

(5)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on April 30, 2019.

(6)	Incorporated by reference to an exhibit to the Company’s Form S-1/A, filed with the SEC on July 24, 2017.

(7)	Incorporated by reference to an exhibit to the Company’s current report on Form 8-K filed with the SEC on August 11, 2020.

(8)	Incorporated by reference to an exhibit to the Company’s Form current report on Form 8-K filed with the SEC on September 16, 2020.

(9)	Incorporated by reference to an exhibit to the Company’s Form 10-Q, filed with the SEC on November 16, 2020.

(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on March 5, 2021.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on December 7, 2020.

(12)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on June 25, 2021.

(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on July 22, 2021.

(14)	Incorporated by reference to an exhibit to the Company’s Form S-3/A, filed with the SEC on August 25, 2021.

(15)	Incorporated by reference to an exhibit to the Company’s Form S-1, filed with the SEC on April 29, 2020.

(16)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on November 3, 2021.

(17)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on November 8, 2021.

(19)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on December 3, 2021.

(20)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on December 13, 2021.

(21)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on December 16, 2021.

(22)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on December 29, 2021.

(23)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on February 1, 2022.

(24)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on February 25, 2022.

(25)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on February 28, 2022.

(26)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on March 2, 2022.

(27)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on March 16, 2022.

(28)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on April 15, 2022.

(29)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on April 25, 2022.

(30)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on September 1, 2022.

(31)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on September 8, 2022.

(32)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on September 12, 2022.

(33)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on September 26, 2022.

(34)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on September 30, 2022.

(35)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on September 30, 2022.

(36)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on October 20, 2022.

(37)	Incorporated by reference to an exhibit to the Company’s Form 8-K, filed with the SEC on March 13, 2023.

Item 16. Form 10-K Summary

None

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(FORMERLY KNOWN AS PENSARE ACQUISITION CORPORATION)

INDEX TO FINANCIAL STATEMENTS

Audited Financial statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

American Virtual Cloud Technologies, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of American Virtual Cloud Technologies, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2022 and 2021 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt Regarding the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and does not believe that its current level of cash and cash equivalents is sufficient to fund continuing operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Going Concern Assessment

As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has an accumulated deficit and does not believe that its current level of cash and cash equivalents is sufficient to fund continuing operations. The Company determined these, and other factors, raised substantial doubt as to the Company's ability to continue as a going concern one year from the issuance date of the financial statements.

How We Addressed the Matter in Our Audit

The principal considerations for our determination that the evaluation of management's going concern analysis was a critical audit matter are the significant judgment and subjectivity from management when evaluating the uncertainty related to the Company's future cash flow projection and a high degree of auditor judgment in evaluating management's forecasts for at least the next 12 months.

The primary procedures we performed to address the critical audit matter included:

●	Evaluating the reasonableness of key assumptions and estimates used by the management in the light of its existing operating requirements and plans.

●	Testing the completeness, accuracy, and relevance of underlying data.

●	Evaluating the reasonableness of management’s plans on the cash flow requirements of the operations.

●	Evaluating the adequacy of the Company’s disclosure of management’s plan in the notes to the financial statements.

/s/ UHY LLP

We have served as the Company’s auditor since 2020.

Melville, New York

April 7, 2023

PCAOB ID Number 1195

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, or as otherwise noted)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$12,627	$31,119
Trade receivables, net (including related party amounts of $0 and $2,511, respectively)	7,390	9,137
Prepaid expenses and other current assets	6,385	2,124
Assets held for sale - current (See Note 4)	-	27,775
Total current assets	26,402	70,155
Property and equipment, net	4,784	4,753
Goodwill	-	10,468
Assets held for sale - noncurrent (See Note 4)	-	31,258
Other noncurrent assets	723	1,269
TOTAL ASSETS	$31,909	$117,903

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses (including related party amounts of $0 and $2,285, respectively)	$8,651	$17,014
Deferred revenue (including related party amounts of $0 and $41, respectively)	23	82
Current portion of notes payable	2,315	26,300
Subordinated promissory note - related party	-	5,000
Liabilities associated with assets held for sale - current (See Note 4)	-	29,237
Other current liabilities	115	93
Total current liabilities	11,104	77,726
Long-term liabilities
	-	-
Warrant liabilities	1,873	39,162
Liabilities associated with assets held for sale - noncurrent (See Note 4)	-	102
Other liabilities	441	11
Total long-term liabilities	2,314	39,275
Total liabilities	13,418	117,001

Commitments and contingent liabilities (See note 16)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 authorized; none outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 32,470,006 and 5,905,639 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	3	1
Additional paid-in capital	262,115	204,729
Accumulated deficit	(243,627)	(203,828)

Total stockholders’ equity	18,491	902
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,909	$117,903

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, or as otherwise noted)

	Year Ended
	December 31, 2022	December 31, 2021
Revenues:
Cloud subscription and software (including related party amounts of $13 and $2,437, respectively)	$15,612	$16,930
Managed and professional services (including related party amounts of $124 and $0, respectively)	1,155	3,119
Other	44	-

Total revenues	16,811	20,049

Cost of revenue (including related party amounts of $1,514 and $1,570, respectively)	18,372	16,181

Gross (loss) profit	(1,561)	3,868
Impairment of goodwill and other intangible assets (Note 3)	10,468	28,995
Research and development (including related party amounts of $0 and $331, respectively)	15,604	17,916
Selling, general and administrative (including related party amounts of $3,174 and $3,458, respectively)	29,533	36,405

Loss from continuing operations	(57,166)	(79,448)

Other income (expense)
Change in fair value of warrant liabilities	35,903	(19,608)
Change in fair value of derivative liabilities	721	-
Interest expense - related parties	(764)	(14,958)
Interest expense - other	(19,600)	(16,747)
Other income (expense) (including related party amounts of $1,708 and $0, respectively)	931	(93)
Total other income (expenses)	17,191	(51,406)

Net loss from continuing operations before income taxes	(39,975)	(130,854)
Provision for income taxes	(548)	-

Net loss from continuing operations, net of tax	(40,523)	(130,854)

Net income (loss) from discontinued operations, net of tax (Notes 1 and 4)	724	(30,532)

Net loss	$(39,799)	$(161,386)

Basic and diluted (loss) income per common share
Loss from continuing operations	$(2.95)	$(55.07)
Income (loss) from discontinued operations	0.06	(12.85)
Loss per common share	$(2.89)	$(67.92)

Weighted average shares outstanding - basic and diluted	13,756,856	2,376,044

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands, except share and per share data, or as otherwise noted)

	Year Ended December 31, 2022
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2022	5,905,651	$1	$204,729	$(203,828)	$902
Common stock issued on redemption of Series B Preferred Stock	4,089,594	1	4,639	-	4,640
Common stock issued to holders of Series B Preferred Stock pursuant to the Exchange Agreement (See Note 10)	1,720,428	-	3,942	-	3,942
Common stock issued on redemption of Convertible Note	5,862,247	1	11,671	-	11,672
Common stock issued to settle certain warrants (See Note 10)	6,186,641	-	11,529	-	11,529
Sale of common stock	9,515,000	1	23,663	-	23,664
Fractional shares paid in cash	(11,848)	-	(55)	-	(55)
Common stock redeemed and retired (See Note 11)	(913,361)	-	-	-	-
Common stock issued on conversion of Penny Warrants (See Note 10)	28,333	-	4	-	4
Vested and delivered RSUs	88,167	-	-	-	-
Shares repurchased for tax withholding	-	-	(48)	-	(48)
Share-based compensation	-	-	2,033	-	2,033
Other	(12)	(1)	8		7
Net loss	-	-	-	(39,799)	(39,799)
Balance, December 31, 2022	32,470,840	$3	$262,115	$(243,627)	$18,491

	Year Ended December 31, 2021
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, January 1, 2021	1,316,870	$-	$90,830	$(43,661)	$47,169
Sale of common stock, preferred stock and Series D Warrants	522,666	-	23,200	-	23,200
Less fair value of Preferred Stock	-	-	(12,456)	-	(12,456)
Less fair value of Series D warrants	-	-	(9,844)	-	(9,844)
Sale of common stock, Series A and Series B warrants	166,666	-	4,585	-	4,585
Less fair value of Series A and Series B Warrants	-	-	(3,175)	-	(3,175)
Common stock issued on exercise of Series B Warrants	222,222	-	8,171	-	8,171
Common stock issued on exercise of Series C Warrants	100,000	-	1,545	-	1,545
Common stock issued on conversion of Preferred Stock	519,000	-	12,456	-	12,456
Common stock issued on conversion of Debentures	2,587,414	-	109,695	-	109,695
Common stock issued on conversion of Penny Warrants	416,220	-	2	-	2
Cumulative effect of accounting change related to adoption of Accounting Standard Update No. 2020-06	-	-	(36,983)	1,219	(35,764)
Debenture discount relative to fair value of warrants	-	-	9,223	-	9,223
Vested and delivered RSUs	65,000	-	-	-	-
Shares repurchased for tax withholding	(10,419)	-	(1,148)	-	(1,148)
Other	12	1	(1)	-	-
Share-based compensation	-	-	8,629	-	8,629
Net loss	-	-	-	(161,386)	(161,386)
Balance, December 31, 2021	5,905,651	$1	$204,729	$(203,828)	$902

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 31, 2022	December 31, 2021
Cash Flows from Continuing Operations
Net loss from continuing operations	$(40,523)	$(130,854)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Impairment of goodwill and other intangible assets	10,468	28,995
Depreciation	2,029	1,275
Amortization of intangible assets	-	2,752
Amortization of Convertible Debenture discount	-	9,253
Interest on convertible debt paid-in-kind	-	8,257
Share-based compensation	1,763	8,629
Change in fair value of warrant liabilities	(35,903)	19,608
Change in fair value of derivative liabilities	(721)	-
Deferred income taxes	-	-
Amortization of deferred financing costs and discounts	4,715	1,143
Net gain on sale of certain rights to software	(1,708)	-
Noncash financing fees	4,650	5,948
Loss on disposal of property and equipment	54	2
Changes in operating assets and liabilities:
Accounts receivable	1,085	(5,327)
Prepaid expenses and other current assets	(4,261)	(1,530)
Accounts payable and accrued expenses	(5,848)	6,761
Deferred revenue	(48)	(189)
Other	155	(2,075)
Net cash used in continuing operating activities	(64,093)	(47,352)
Cash Flows from Continuing Investing Activities:
Proceeds from sale of certain rights to software	2,500	-
Purchase of property and equipment	(266)	(2,990)
Proceeds from sale of property and equipment	-	1
Deferred development costs	(917)	(931)
Net cash provided by (used in) continuing investing activities	1,317	(3,920)
Cash Flows from Continuing Financing Activities:
Net change in line of credit	-	(7,355)
Payment of taxes from withheld shares	(48)	(1,148)
Debt repayments	(27,528)	(6,525)
(Repayment of) proceeds from promissory note - related party	(5,000)	5,000
Proceeds from issuance of debt	-	27,000
Redemption of Series B Preferred Stock paid in cash	(1,344)	-
Proceeds from issuance of Convertible Debentures (See Note 10)	-	24,000
Proceeds from the issuance of securities	23,664	27,784
Proceeds from issuance of Series B Preferred Stock and February 2022 Warrants (See Note 10)	15,000	-
Proceeds from issuance of Convertible Note (See Note 10)	10,000	-
Payment for fractional shares	(55)	-
Proceeds from exercise of certain warrants	4	5,002
Payment of deferred financing fees	(1,202)	(1,872)
Net cash provided by continuing financing activities	13,491	71,886

Cash Flows from Discontinued Operations
Net cash (used in) provided by operating activities	(5,291)	5,148
Net cash provided by (used in) investing activities	31,948	(1,012)
Net cash provided by discontinued operations	26,657	4,136

Net change in cash	(22,628)	24,750
Cash, beginning of period	35,255	10,505
Cash, end of period	$12,627	$35,255
Supplemental Disclosures about Cash Flow Information
Cash paid for interest	$7,896	$1,058
Cash paid for income taxes	$342	$266
Supplemental Schedule of Noncash Investing and Financing Activities
Series B Preferred Stock converted to common stock	$4,640	$-
Convertible Notes converted to common stock	$11,672	$-
Conversion of an amount from accounts payable to note payable	$2,427	$-
Initial recognition of right-of-use asset on adoption of ASC 842 (See Note 7)	$592	$-
Initial recognition of operating lease liability on adoption of ASC 842 (See Note 7)	$592	$-
Noncash conversion of Debentures to common stock	$-	$109,695
Fair value of Penny Warrants related to the issuance of Convertible Debentures	$-	$9,223
Capital expenditures included in accounts payable and accrued expenses	$-	$64
Noncash conversion of Series A Preferred to common stock	$-	$12,456

The accompanying notes are an integral part of the consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

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

Recent Events

On January 27, 2022, the Company announced that it had executed a definitive agreement to sell Computex, which would complete the Company’s transition to a cloud communications company, centered on the Kandy platform. As a result, Computex was classified as held for sale as of December 31, 2021, and its operations became classified as discontinued operations. In connection with the planned sale of Computex, the Company recorded a noncash goodwill impairment charge of $32,100 during the year ended December 31, 2021, which represented the excess of the carrying value of the Computex reporting unit over the expected sale proceeds less costs to sell. On March 15, 2022, the Computex sale was consummated.

Unless otherwise noted, discussion in these Notes to Consolidated Financial Statements refers to Kandy and the Company’s corporate activities. Refer to Note 4, Assets held for sale and operations classified as discontinued operations, for additional information.

On August 25, 2022, the Company announced that it had retained Northland Capital Markets to advise the Company in connection with a comprehensive strategic review process that could lead to the sale of the Company or of selected assets.

On January 11, 2023, American Virtual Cloud Technologies, Inc. and two of its subsidiaries, AVCtechnologies USA, Inc. and Kandy Communications, LLC (together the “Debtors”) filed voluntary petitions (the “Cases”) under Chapter 11 (“Chapter 11”) of the US Bankruptcy Code in the US Bankruptcy Court for the District of Delaware (the “Court”). The respective Case numbers for each of the Debtors are 23-10020, 23-10021 and 23-10022. However, the Cases are being jointly administered under Case number 23-10020. The Debtors are continuing to operate their businesses as “debtors-in-possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the US Bankruptcy Code and orders of the Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors filed various “first day” motions with the Bankruptcy Court requesting customary relief, including the authority to pay employee wages and benefits, that have enabled the Debtors to continue to operate their business during the pendency of the Chapter 11 proceedings without material disruption to their ordinary operations.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

On February 14, 2023, the Company and certain of its subsidiaries (collectively, the “Sellers”) entered into a “stalking horse” Asset Purchase Agreement (the “Stalking Horse APA”) with Skyvera, LLC (the “Purchaser”), and in connection with the Cases, and pursuant to bid procedures approved by the Court, on March 7, 2023, the Debtors held an auction (the “Auction”) under Section 363 of the US Bankruptcy Code relating to the disposition of substantially all of the Debtors’ assets. The winning bid at the Auction was submitted by the Purchaser, which agreed to pay cash consideration in the amount of $6,780.

On March 10, 2023, the Sellers and the Purchaser executed an amended and restated Asset Purchase Agreement (the “Purchase Agreement”), which is substantially the same as the Stalking Horse APA, except that it reflects the cash purchase price of $6,780 resulting from the Auction. Pursuant to the Purchase Agreement, the Purchaser agreed to purchase substantially all of the assets of the Sellers (such assets, the “Purchased Assets,” and such transaction, the “Asset Sale”). The Purchased Assets include, among other things, all rights of the Sellers under the Assumed Contracts and Assumed Leases that are defined in the Purchase Agreement, tangible personal property, intellectual property rights, books and records and any goodwill, but excludes certain assets, including all cash. On March 15, 2023, the Court entered an order authorizing the Asset Sale pursuant to the terms of the Purchase Agreement. On March 24, 2023, the Asset Sale closed, thereby completing the disposition of substantially all of the Company’s assets. The purchase price paid for the Purchased Assets (the “Purchase Price”) consisted of (i) cash in the amount of $6,780, subject to certain adjustments (including a reduction by the amount, if any, by which the deferred revenues of the Sellers as of the date of the closing of the Purchase Agreement exceeds the deferred revenues of the Sellers as of the date of the Purchase Agreement), and (ii) the Purchaser’s assumption of certain liabilities of the Sellers. As identified in the Debtors’ Combined Disclosure Statement and Chapter 11 Plan of Liquidation (the “Plan”), filed with the Court on March 21, 2023, and subject to Court approval, the Company anticipates that there will be no proceeds available for distribution to the Company’s stockholders and that the Company’s outstanding securities shall be cancelled upon confirmation of the Plan.

The Company plans to pursue steps to facilitate an orderly winding up of its remaining operations and believes it has sufficient liquidity to achieve such. However, no assurance can be provided that such projections will be realized.

Reverse Stock Split and Stock Exchange

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

December 31, 2022

The Reverse Stock Split has been retroactively reflected throughout this report, including in the computation of basic and diluted earnings/loss per common share, which has been adjusted retroactively for all periods presented.

On January 25, 2023, the Company’s securities ceased trading on The Nasdaq Stock Market (“Nasdaq”) as the Company did not meet the requirements for continued trading thereon. Currently, the Company’s securities trade on the Pink sheets, an over-the-counter (OTC) market.

Nature of business

The description of the Company’s business contained herein reflects the Company’s operation of its business prior to the completion of the Asset Sale on March 24, 2023. As a result of the Asset Sale, the Company no longer has any operations, other than those relating to the wind down of its business and completion of the Chapter 11 process.

Kandy is a provider of cloud-based enterprise services. It deploys a carrier grade proprietary cloud communication platform that supports UCaaS, communications platform as a service (“CPaaS”) and contact center as a service (“CCaaS”) for mid-market and enterprise customers across a proprietary multi-tenant, highly scalable cloud platform. The Kandy platform provides white-labeled services to a variety of customers including communications service providers and systems integrators. With Kandy, companies can quickly embed real-time communications capabilities into their existing applications and business processes.

Discontinued Operations

Computex, sold in March 2022 and classified within discontinued operations, is a leading multi-brand technology solutions provider to large global customers, providing a comprehensive and integrated set of technology solutions, through its extensive hardware, software and value-added service offerings.

Covid-19

The novel strain of coronavirus (“COVID-19”) continues to impact local, regional, and global economies, businesses, supply chains, production and sales across a range of industries.

To protect the health and safety of its employees, the Company’s daily execution evolved into a largely virtual model. However, the Company found ways to continue to engage with and assist its customers and partners as they worked to navigate the changed environment.

2. Liquidity

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under credit agreements and the sale of equity securities. As of December 31 2022, the Company had an aggregate cash balance of $12,627 in its operating bank accounts and net working capital of $15,298. As of March 31, 2023, aggregate cash in the Company’s operating bank accounts was $13,260.

Based on the Company’s forecasts regarding product sales and service, cost structure, cash burn rate and other operating assumptions, during 2022, the Company announced that it would need additional capital to fund its operations including research & development and capital investment requirements until the Company scaled to a revenue level that would permit cash self-sufficiency. Such factors raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2022, the Company also announced that it was pursuing strategic initiatives that could result in a sale of all or a portion of the assets of the Company. Further, during 2022, the Company was forced to scale back operations and, on January 11, 2023, filed for protection under Chapter 11 of the US Bankruptcy Code.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

As indicated in Note 1 of the accompanying consolidated financial statements, the Company entered into an asset purchase agreement in March 2023 for the sale of substantially all of the assets of the Company, and after the consummation of the sale, plans to pursue steps to facilitate an orderly winding up of its remaining operations. The Company believes it has sufficient liquidity to execute the sale and wind up of its remaining operations. However, no assurance can be provided that such projections will be realized.

3. Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The Company has reclassified certain prior year amounts to conform to the current year presentation. Unless otherwise indicated, amounts provided in these Notes exclude operations classified as discontinued operations as of December 31, 2022. See Note 4 for information on discontinued operations.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of AVCT and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of sales (or revenues) and expenses during the reporting period.

Making estimates require management to exercise significant judgment. It is at least reasonably possible that estimates made as of the date of the financial statements could change in the near term due to one or more future events. Accordingly, the actual results could differ significantly from those estimates. Significant accounting estimates reflected in the Company’s consolidated financial statements include, but are not limited to, revenue recognition, estimates of impairment on long-lived assets, allowance for doubtful accounts, recognition and measurement of income tax assets, valuation of share-based compensation, the valuation of net assets acquired and the identification and measurements inherent in the classification of certain components of our operations as discontinued operations.

Discontinued Operations

The Company classifies assets and liabilities of a business or asset group as held for sale, and the results of such operations as discontinued operations, for all periods presented, when it commits to a plan to divest a business or asset group, actively begin marketing it for sale, the sale is deemed probable of occurrence within the ensuing twelve months, and the business or asset group reflects a strategic shift that has, or will have, a major effect on the Company’s operations and its financial results. In measuring the assets and liabilities held for sale, the Company evaluates which businesses or asset groups are being marketed for sale. Upon designation as held for sale, the Company records the carrying value of the assets at the lower of the carrying value or estimated fair value, less costs to sell. Fair value is determined based on external data available or management’s estimates, depending upon the nature of the assets and liabilities.

The results of discontinued operations, as well as any gain or loss on the disposal transaction, are presented separately, net of tax, from the results of continuing operations for all periods presented. The revenue and expenses included in the results of discontinued operations are the revenue and direct operating expenses incurred by the discontinued component that may be reasonably segregated from the revenue and costs of the ongoing operations of the Company. The assets and liabilities for the Computex business have been accounted for as assets and liabilities held for sale in the consolidated balance sheet as of December 31, 2021 and the operating results have been included in discontinued operations in the consolidated statements of operations.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

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

When services do not meet certain service levels of commitments, customers are entitled to receive service credits, and in certain cases, refunds, each representing a form of variable consideration. The Company historically has not experienced any significant incidents affecting the defined levels of reliability and performance as required by its subscription contracts. Therefore, the variable consideration has been insignificant and there are no reserves for such service credits as of December 31, 2022.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

Managed and professional services

Professional and managed services revenue include services for deployment, configuration, system integration, optimization, customer training and education.

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

Freight and sales tax

Freight billed to customers is included within sales on the consolidated statement of operations. The related freight charged to the Company is included within cost of revenue. Sales tax collected from customers is remitted to governmental authorities and is reflected as a payable until paid.

Contract liabilities

Contract liabilities (or deferred or unearned revenue) are recognized when cash payments are received or due in advance of the Company’s performance obligations.

Costs of obtaining and fulfilling a contract

The Company capitalizes and significant costs that are incremental to obtaining customer contracts, predominately sales commissions. Such deferrals are then amortized to expense, in proportion to each completed contract performance obligation, on a straight-line basis over the period during which the Company fulfills its performance obligation.

Any significant costs associated with contracts whereby the Company has an obligation to perform services, are incurred specifically to assist the Company in rendering services to its customers and are recorded as deferred customer support contract costs at the time the costs are incurred. The costs are amortized to expense on a straight-line basis over the period during which the Company fulfills its performance obligation.

Cash, cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Trade receivables, net

Trade receivables arise from granting credit to customers in the normal course of business, are unsecured and are presented net of an allowance for doubtful accounts. The allowance is based on a number of factors, including the length of time the receivable is past due, the Company’s previous loss history, the customer’s current ability to pay, and the general condition of the economy and industry as a whole. Depending on the customer, payment is due within 30, 60 or 90 days after the customer receives an invoice. Accounts that are more than 45 days past due are individually analyzed for collectability. When all collection efforts have been exhausted, the accounts are written off. Historically, the Company has not suffered significant losses with respect to its trade receivables. The allowance for doubtful accounts was approximately $471 and $147 at December 31, 2022 and 2021, respectively.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

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

Definite-lived and indefinite-lived intangible assets arising from business combinations have, in the past, included customer relationships, trademarks, acquired technology and noncompete agreements. Definite-lived intangible assets are amortized over the estimated period during which the asset is expected to contribute directly or indirectly to future cash flows. Intangible assets that are considered to be indefinite-lived are not amortized.

The Company reviews its long-lived assets for impairment whenever events or circumstances exist that indicate the carrying amount of an asset or asset group may not be recoverable. The recoverability of long-lived assets is measured by a comparison of the carrying amount of the asset or asset group to the future undiscounted cash flows expected to be generated by that asset group. If the asset or asset group is considered to be impaired, an impairment loss is recorded to adjust the carrying amounts to the estimated fair value. During the year ended December 31, 2021, the Company recorded impairment of intangible assets of $15,319 relating to the Kandy reporting unit based on a comparison of the reporting unit’s fair value with its carrying value. The excess of the carrying value of the reporting over the estimated fair value was first allocated to the intangibles and then to goodwill. Fair value was determined using the income approach. No impairment was evident on the Company’s other long-lived assets as of December 31, 2022.

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

The Company’s impairment assessment begins with a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. Qualitative factors may include, macroeconomic conditions, industry and market considerations, cost factors, and other relevant entity and Company specific events. If, based on the qualitative test, the Company determines that it is “more likely than not” that the fair value of a reporting unit is less than its carrying value, then the Company evaluates goodwill for impairment by comparing the fair value of the reporting unit to its respective carrying value, including its goodwill. If it is determined that it is “not likely” that the fair value of the reporting unit is less than its carrying value, then no further testing is required.

The selection and assessment of qualitative factors used to determine whether it is more likely than not that the fair value of a reporting unit exceeds the carrying value involves significant judgment and estimates. Fair values may be determined using a combination of both income and market-based approaches.

As indicated in Note 1, in connection with the planned sale of Computex, the Company recorded a noncash goodwill impairment charge of $32,100 during the year ended December 31, 2021, which represented the excess of the carrying value of the Computex reporting unit over the expected sale proceeds less costs to sell. Impairment of Kandy’s goodwill was also recorded during the years ended December 31, 2022 and 2021. Goodwill impairment of the Kandy reporting unit was $10,468 and $13,676 during the years ended December 31, 2022 and 2021, respectively.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

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

Leases

As discussed below, the Company adopted the FASB issued Accounting Standard Update (“ASU”) No. 2016-02, Leases (ASC 842), as amended by multiple updates, hereafter ASC 842, as of January 1, 2022.

The Company determines if an arrangement is a lease at inception by determining whether the agreement conveys the right to control the use of the identified asset for a period of time, whether the Company has the right to obtain substantially all of the economic benefits from use of the identified asset, and the right to direct the use of the asset. Lease liabilities are recognized at the commencement date based upon the present value of the remaining future minimum lease payments over the lease term using the rate implicit in the lease or the incremental borrowing rate.  The Company’s lease terms include options to renew or terminate the lease when it is reasonably certain that it will exercise the option.

The right-of-use assets are initially measured at the carrying amount of the lease liability and adjusted for any prepaid or accrued lease payments, remaining balance of lease incentives received, unamortized initial direct costs, or impairment charges relating to the right-of-use-asset. Certain leases contain escalation clauses, which are factored into the right-of-use asset where appropriate. Lease expense for minimum lease payments are recognized on straight-line basis over the lease term.

Variable lease expenses include payments based upon changes in a rate or index, such as real estate taxes, common area maintenance, insurance, and utilities are expensed as incurred.  The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

Series A, Series B, Series C, Series D, February 2022 and Monroe Warrants

As more fully discussed and defined in Note 10, between November 2021 and February 2022, the Company issued certain Series A, Series B, Series C, Series D and Monroe Warrants as well as certain February 2022 Warrants in a series of transactions, which were determined to qualify for treatment under ASC 480. All such warrants, except the Monroe warrants, were exercised and/or converted during the year ended December 31, 2022. The Monroe warrants were exercised in January 2023.

Public Warrants, Private Placement Warrants and EBC Warrants issued in 2017

On July 27, 2017, the Company entered into certain Warrant Purchase Agreements with each of Pensare Sponsor Group, LLC, a Delaware limited liability company (the “Sponsor”), MasTec, Inc., a Florida corporation, and EarlyBirdCapital, Inc., (“EBC”) a Delaware corporation (together with the Sponsor and MasTec, Inc., the “Purchasers”), pursuant to which the Purchasers, in connection with and simultaneously with the closing of the Company’s initial public offering (the “IPO”), purchased an aggregate of 700,833 warrants, including the full over-allotment amount, (the “2017 Private Placement Warrants.

On or about August 1, 2017, in the IPO, the Company sold units of the Company’s equity securities, each such unit consisting of one share of Common Stock, one-half of one Public Warrant and one-tenth of one right to acquire one share of the Company’s common stock (the “Units”) and, in connection therewith, issued and delivered 1,035,000 warrants to public investors in the Offering (the “Public Warrants”). In addition, at that time, there were 45,000 warrants underlying unit purchase options granted to EBC or its designees (the “2017 EBC Warrants”). The 2017 EBC Warrants, together with the 2017 Private Placement Warrants and the Public Warrants are referred to as the “2017 Warrants.” Each whole Warrant entitled the holder thereof to purchase one share of common stock of the Company for $172.50 per share, subject to adjustments. In addition to the 45,000 warrants, the unit purchase options, which expired in July 2022, entitled the holders to receive 99,000 shares of common stock for an exercise price of $150 per unit.

As of December 31, 2022, 1,035,000 Public Warrants and 700,833 of the 2017 Private Placement Warrants remained outstanding.

The 2017 Private Placement Warrants, if appropriately exercised, are exercisable on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial Purchasers or their permitted transferees. The 2017 Public Warrants and any 2017 Private Placement Warrants that are transferred to nonpermitted transferees are redeemable at the option of the Company and are not exercisable on a cashless basis.

The Company evaluated the 2017 Warrants under ASC 815-40, Derivatives and Hedging—Contracts in an Entity’s Own Equity, and concluded that the 2017 Private Placement Warrants and 2017 EBC Warrants did not meet the criteria to be classified in stockholders’ equity. A recent SEC Statement focused in part on provisions in warrant agreements that provide for potential changes to the settlement amounts dependent upon the characteristics of the warrant holder and because a holder of a warrant is not an input into the pricing of a fixed-for-fixed option on equity shares, such provision precluded the 2017 Private Placement Warrants and the 2017 EBC Warrants from being classified in equity and therefore the 2017 Private Placement Warrants and the 2017 EBC Warrants were classified as liabilities at fair value, with subsequent changes in fair values recognized in the consolidated statement of operations at each reporting date.

The fair values of the 2017 Private Placement Warrants and the 2017 EBC Warrants were determined using the Black-Scholes model in which the following weighted average assumptions were used for the applicable valuations:

	December 31, 2022 (2017 Private Placement Warrants)	December 31, 2021 (2017 Private Placement and 2017 EBC Warrants)
stock price volatility	295%	70%
exercise price	$172.50	$172.50
discount rate	4.2139%	0.9577%
remaining useful life (in years)	2.27	3.11
stock price	$1.16	$36.45

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

Income taxes

The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The Company measures deferred tax assets and liabilities using the enacted tax rates for the years and jurisdictions in which the temporary differences are expected to be recovered. A change to the tax rates used to measure the Company’s deferred taxes is recognized in income during the period in which the new rate(s) were enacted.

The Company recognizes deferred tax assets to the extent the Company’s assets are more likely than not to be realized. In making such a determination, the Company considers all available positive and negative evidence, including the future reversals of existing taxable temporary differences, projected future taxable income exclusive of reversing temporary differences and carryforwards, tax-planning strategies, taxable income in prior carryback years if permitted under tax law, and the results from prior years. If the Company determines it is more likely than not, that all or a portion of a deferred tax asset will not be realized, a valuation allowance is recorded with a charge to income tax expense. Alternatively, if the Company determines that all or a portion of a deferred tax asset previously not meeting the more likely than not threshold will be realized, the Company reduces its valuation allowance and recognizes a benefit in income tax expense.

The Company recognizes and measure uncertain tax benefits in accordance with ASC Topic 740, Income Taxes (“ASC 740”), based on a two-step process in which (1) the Company determines whether it is more likely than not that the tax position will be sustained based on the technical merits of the position, and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than fifty percent likely to be realized upon ultimate settlement with the related tax authority. The Company’s policy is to recognize interest and penalties related to uncertain tax positions, if any, in income tax expense.

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

December 31, 2022

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

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. Cash held by the Company, in financial institutions, regularly exceeds the federally insured limit of $250. At December 31, 2022, cash balances held with a financial institution exceeded the federally insured limit by $11,955. However, management does not believe this poses a significant credit risk. During the year ended December 31, 2022, one vendor accounted for more than 10% of cost of revenue, accounting for approximately $3,230. Additional concentration of business risks are summarized in the following table:

	December 31, 2022		December 31, 2021
	Number of customers or vendors	Aggregate total	Number of customers or vendors	Aggregate total
Customers that individually accounted for 10% or more of trade accounts receivable	3	$6,217	3	$6,104
Vendors that individually accounted for 10% or more of trade accounts payable	2	$3,139	2	$2,527

	Year Ended December 31,
	2022	2021
Number of customers that individually accounted for 10% or more of sales	4	3
Aggregate total sales of customers that individually accounted for 10% or more of sales	$11,849	$9,929

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

December 31, 2022

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

The fair values of warrant liabilities are reflected on the consolidated balance sheet as “Warrant Liabilities.” For the valuation methodologies and significant assumptions used in the valuations, see the section above titled, “Public Warrants, Private Placement Warrants and EBC Warrants issued in 2017.” The warrant liabilities are considered to be Level 2 valuations.

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

Operations outside the United States include a Canadian division. The Company also transacts certain business in other foreign countries. Foreign operations are subject to risks inherent in operating under different legal systems and various political and economic environments. Among the risks are changes in existing tax laws, possible limitations on foreign investment and income repatriation, government price or foreign exchange controls, and restrictions on currency exchange. Long-lived assets located outside of the US was $1,301 as of December 31, 2022.

Advertising

Advertising costs are expensed as incurred.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

Change in Segment reporting

Effective January 1, 2021, the Company identified two operating segments, Computex and Kandy, pursuant to ASC 280, Segment Reporting, consistent with the information that was presented to the Chief Operating Decision Maker (“CODM”). Upon the sale of Computex in March 2022, the Company began operating as one reportable segment.

Emerging growth company

The Company ceased being an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), in December of 2022.

Recently adopted accounting standards

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

ASU No. 2021-04 was effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Entities were required to apply the amendments prospectively to modifications or exchanges that occurred on or after the effective date. ASU No. 2021-04 was effective for the Company on January 1, 2022. The adoption did not materially impact the Company’s financial condition or results as the Company’s treatment of such modifications were already consistent with the guidance in ASU 2021-04.

The Company adopted ASC 842 effective January 1, 2022. ASC 842 requires lessees to recognize, on the balance sheet, a lease liability and a leased asset for all leases, including operating leases with a lease term greater than 12 months and requires lessors to classify leases as either sales-type, direct financing or operating. Accordingly, a right-of-use asset and related lease liability for the Company’s only qualifying operating lease is reflected on the balance sheet, and lease expense is included in selling, general and administrative expenses. ASC 842 also expands the required quantitative and qualitative disclosures surrounding leases. See Note 7.

Recently issued accounting standards

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of changes in equity, statements of operations and statements of cash flows.

4. Assets held for sale and operations classified as discontinued operations

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

On January 26, 2022, the Company entered into an asset purchase agreement to sell substantially all of the assets of its Computex business with the buyer agreeing to assume certain liabilities.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

Accordingly, certain assets and liabilities of Computex were classified as held for sale as of December 31, 2021 in the accompanying consolidated balance sheets, and the related revenues and expenses became classified as discontinued operations. Also, in connection with the planned sale of Computex, the Company compared the expected sales proceeds less costs to sell with the carrying value of the reporting unit and in connection therewith recorded a noncash goodwill impairment charge of $32,100 during the year ended December 31, 2021. Such impairment is included within discontinued operations. The sale of Computex was consummated on March 15, 2022. Net sale proceeds received was $32,112.

Assets and liabilities classified as held for sale as of December 31, 2021 consisted of the following:

December 31, 2021
Current assets:
Cash	$4,136
Prepaid expenses	937
Trade receivables (net allowance of $146)	19,965
Inventory	2,737
Assets held for sale - current	27,775
Noncurrent assets:
Property and equipment, net	4,489
Goodwill	6,579
Other intangible assets, net	20,105
Other noncurrent assets	85
Assets held for sale - noncurrent	31,258
Total assets held for sale	$59,033

Current liabilities:
Accounts payable and accrued expenses	$26,023
Deferred revenue	3,214
Liabilities associated with assets held for sale - current	29,237
Long-term liabilities
Other liabilities	102
Liabilities associated with assets held for sale - noncurrent	102
Total liabilities associated with assets held for sale	$29,339

Revenues and expenses classified as discontinued operations consist of the following:

	Year Ended
	December 31, 2022	December 31, 2021
Revenues:
Hardware	$10,948	$55,551
Third party software and maintenance	1,815	7,611
Managed and professional services	7,214	32,796
Other	165	978
Total revenues	20,142	96,936
Cost of revenue	14,176	67,497
Gross profit	5,966	29,439
Goodwill impairment	-	32,100
Selling, general and administrative	9,520	30,847
Loss from operations	(3,554)	(33,508)
Other income (expense)
Gain on sale of Computex	4,314	-
Gain on extinguishment of debt	-	4,177
Interest expense	-	(1,152)
Other expense	-	22
Total other income	4,314	3,047
Income (loss) from discontinued operations before income taxes	760	(30,461)
Income tax provision on discontinued operations	(36)	(71)
Net income (loss) from discontinued operations	$724	$(30,532)

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

5. Property and equipment

Property and equipment consisted of the following:

	December 31, 2022	December 31, 2021
Furniture and equipment	$5,502	$5,230
ERP development costs	1,848	-
Software	729	693
Other	134	219
	8,213	6,142
Less accumulated depreciation	(3,429)	(1,389)
Property, plant and equipment, net	$4,784	$4,753

Furniture and equipment and software are depreciated on the straight-line basis over their estimated useful lives (3 to 7 years for furniture and equipment, and 3 years for software). Leasehold improvements and leased assets are depreciated on the straight-line basis over the lesser of their estimated useful lives and the life of the respective lease. Depreciation expense was $2,029 and $1,275 for the years ended December 31, 2022 and 2021, respectively.

6. Goodwill and other intangible assets

As more fully described in Note 3, the Company recorded an impairment loss on the entire balance of Kandy’s intangible assets during the year ended December 31, 2021. Amortization of intangibles during the year ended December 31, 2021, prior to such impairment, was $2,751. The activity for intangible assets during the year ended December 31, 2021 was as follows:

	Customer relationships	Tradenames	Acquired technology	Total
Balance, January 1, 2021	$7,548	$2,437	$8,086	$18,071
Amortization	(771)	(614)	(1,367)	(2,752)
Impairment	(6,777)	(1,823)	(6,719)	(15,319)
Balance, December 31, 2021	$-	$-	$-	$-

Goodwill activity for the Kandy reporting unit was as follows:

Carrying amount
Balance, January 1, 2021	$24,144
Impairment	(13,676)
Balance, December 31, 2021	$10,468
Impairment	(10,468)
Balance, December 31, 2022	$-

7. Right-of-use asset and operating lease liabilities

The Company is party to operating leases under which it leases certain facilities. All leases are noncancellable and are considered short term except for a lease of certain office space in Raleigh, North Carolina, which provides that the Company pay, in addition to the minimum rent, certain operating expenses. The Raleigh lease expires in May 2027 and had a commencement date of January 1, 2022.

As mentioned in Note 3, the Company adopted ASC 842 effective January 1, 2022. Accordingly, the consolidated balance sheet as of December 31, 2022 includes a right-of-use asset and operating lease liabilities pertaining to the Raleigh operating lease. The Company elected to adopt certain of the optional practical expedients, including the package of practical expedients, which, among other things, gives the Company the option to not reassess: (1) whether expired or existing contracts are or contain leases; (2) the lease classification for expired or existing leases; and (3) initial direct costs for existing leases. We elected the optional transition method that allows for a cumulative-effect adjustment as of the adoption date coupled with the option to not restate prior periods.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

Additionally, the Company elected a short-term lease exception policy, which allows entities to not apply the new standard to short-term leases (i.e. leases with terms of 12 months or less) and a hindsight policy, which allows an entity to include current considerations for existing leases when determining initial lease terms.

Adoption of ASC 842 resulted in the recording of a right-of-use asset and an operating lease liability of $592 as of January 1, 2022. The adoption had no impact on accumulated deficit, the consolidated statements of operations or the consolidated statements of cash flows.

Right-of-use asset and operating lease liabilities were as follows as of December 31, 2022

ASSETS
Operating lease right-of-use asset (included in other noncurrent assets on the consolidated balance sheet	$503

LIABILITIES
Operating lease liability - current (included in other current liabilities on the consolidated balance sheet)	$104
Operating lease liability - long-term (included in other liabilities on the consolidated balance sheet)	441
Total operating lease liability	$545

Future minimum rent payments, excluding operating expenses, were as follows as of December 31, 2022:

2023	$146
2024	149
2025	152
2026	155
2027	52
Total minimum payments required	654
Imputed interest	(109)
Total operating lease liabilities	$545

Total lease costs during the year ended December 31, 2022 was $780, consisting of $139 of operating lease costs, and $641 of short-term lease costs. There were no material variable lease costs during the year ended December 31, 2022. Rent expense for the year ended December 31, 2021 was $586. The following provides additional information about the long-term lease for the year ended December 31, 2022:

Weighted average lease term	4.3 years
Weighted average discount rate	8.28%
Supplemental cash flow information - operating cash flows (in thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$96

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

8. Accounts payable and accrued expenses

Accounts payable and accrued expenses were as follows:

	December 31, 2022	December 31, 2021
Accounts payable	$2,980	$3,692
Accrued compensation, benefits and related accruals	3,637	6,412
Accrued professional fees	1,181	1,867
Due to related parties	500	2,285
Third party interest accrual	-	2,180
Other	353	578
	$8,651	$17,014

9. Long-Term Debt

Credit Agreements

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

In connection with the closing of the Credit Facility and pursuant to a subscription agreement, the Company issued, to certain funds affiliated with Monroe, warrants to purchase certain shares of the Company’s common stock at an exercise price of $0.0015 per share (the “Monroe Warrants”). The number of shares of the Company’s common stock issuable upon exercise of the Monroe Warrants was subject to, in addition to customary adjustments for stock dividends, stock splits, reclassifications and the like, adjustment for certain issuances (or deemed issuances) of the Company’s common stock at a price per share below $23.46 while the Monroe Warrants were outstanding, such that the Monroe Warrants would remain exercisable for, in the aggregate, approximately 2.5% of the total number of shares of the Company’s common stock outstanding, calculated on a fully-diluted basis. The Monroe Warrants were exercisable for an aggregate of 1,061,779 shares of the Company’s common stock as of December 31, 2022, and, on January 17, 2023, were fully exercised for 1,061,632 shares of the Company’s common stock.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

Subordinated promissory note – related party

On September 16, 2021, the Company entered into a promissory note in the principal amount of $5,000 (the “2021 Note”). For a fee of $1,250, the maturity date of the 2021 Note, which was secured by a shareholder that owned more than five percent of the Company’s shares, was amended to occur on the earliest of (a) September 16, 2022, (b) the Company’s consummation of primary sales of registered equity securities resulting in the receipt of gross proceeds of not less than $20,000 and (c) the consummation of the sale of the Computex business unit. The 2021 Note became due on March 1, 2022 due to the early pay off of the Credit Agreement. However, for a waiver fee of $250, the lender extended the maturity date to May 1, 2022. On March 15, 2022, all amounts outstanding under the 2021 Note were paid. The 2021 Note had a minimum required return of 25.00%.

October 2022 promissory note

On October 20, 2022, the Company entered into an amended agreement with a significant supplier, that resulted in the conversion of a trade payable balance to a promissory note having a principal balance of approximately $2,430 on such date. Such promissory note is due on the earlier of (i) March 31, 2023; (ii) a sale transaction by the Company requiring shareholder approval, including a transfer of a majority of the Company’s capital stock or (iii) a payment default by the Company. The promissory note is unsecured and bears interest at a rate of 6% per annum, compounded semi-annually. Additionally, the amended agreement provides for new payment terms, with a $400 monthly prepayment towards actual costs incurred. Any excess of that prepayment over actual costs results in a reduction of the promissory note balance, while any excess of actual costs over the $400 monthly payment is to be added to such promissory note. The amended agreement also contains certain changes to notice provision clauses with respect to work force reductions as well as new loaded labor rates. The note payable balance as of December 31, 2022 was $2,315 and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

10. Stockholders’ Equity, Warrants, Debentures and Guaranty

Preferred stock — The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001. At December 31, 2022 and December 31, 2021, no preferred stock was outstanding.

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

As of December 31, 2022, a total of 33,532,473 shares of common stock were issued and outstanding.

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

December 31, 2022

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

The December 2021 securities sale

On December 15, 2021, the Company consummated the sale of certain securities pursuant to a securities purchase agreement, dated as of December 13, 2021 between the Company and a buyer. At the closing, the Company issued to such buyer (i) a warrant (the “Series D Warrant”) to purchase up to 1,041,666 shares of the Company’s common stock, in a private placement; and (ii) an aggregate of 522,666 shares of the Company’s common stock, and 12,456 shares of Series A Preferred Stock (“Series A Preferred”) with a stated value of $1,000 per share, initially convertible into 519,000 shares of the Company’s common stock, in a registered direct offering. The aggregate purchase price paid at the closing for the common stock, the Series A Preferred and the Series D Warrants was $25,000.

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

On March 1, 2022, the Company consummated the Initial Closing in which the Company issued to such buyer (i) 16,125 Series B Preferred Stock with a stated value of $1,000 per share, initially convertible into up to 1,075,000 shares of the Company’s common stock and (ii) the February 2022 Warrants that were initially exercisable for up to 1,075,000 shares of the Company’s common stock, in a registered direct offering.

As a result of the issuance of the Series B Preferred Stock and February 2022 Warrants, the exercise price of the Series A Warrants, the Series B Warrants and the Series D Warrants previously issued by the Company to an affiliate of such buyer was automatically reduced by 33.3% (with a proportional increase to the number of shares of the Company’s common stock issuable upon exercise of such warrants).

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

The Series B Preferred Stock was convertible into shares of the Company’s common stock at the election of the holder with the conversion price being subject to customary adjustments for stock dividends, stock splits, reclassifications and the like, and subject to price-based adjustment, on a “full ratchet” basis, in the event of any issuances of the Company’s common stock, or securities convertible, exercisable or exchangeable for, the Company’s common stock at a price below the then-applicable Conversion Price (subject to certain exceptions). The Company was required to redeem the Series B Preferred Stock in 12 equal monthly installments, commencing on April 1, 2022. Subject to certain conditions, including certain equity conditions, the Company could redeem the applicable number of Series B Preferred Stock on each monthly redemption date either in cash, shares of the Company’s common stock or a combination. The number of shares used to redeem any Series B Preferred Stock in such event would have been calculated as 88% of the lowest daily volume weighted average price of the Company’s common stock during the eight trading days immediately prior to the payment date.

Based on an evaluation of ASC 480, the Company had previously classified the Series B Preferred Stock as stock settled debt and therefore recorded the instrument as a liability on the issuance date, as the instrument was mandatorily redeemable and thus (1) embodied an unconditional obligation (2) required the Company to settle the unconditional obligation in cash or by issuing a variable number of its common shares and (3) was based on a monetary amount known at inception.

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

All of the outstanding shares of the Series B Preferred Stock have since been converted. Of the $16,125 principal, $14,781 was converted into 4,089,594 shares of the Company’s common stock and $1,344 was paid in cash. Certain installments were based on exercises of the buyer’s acceleration right with respect to installment payments.

April 2022 Purchase Agreement

On April 14, 2022, the Company entered into a securities purchase agreement (the “April 2022 Purchase Agreement”) with a buyer affiliated with a greater than 5% stockholder for the purchase and sale of a new series of senior secured convertible notes of the Company, in the aggregate original principal amount of $12,000 (the “Convertible Notes”). The transaction funded on April 19, 2022. The Convertible Notes were convertible into shares of the Company’s common stock. The purchase price of the Convertible Notes was $10,000 and net proceeds received totaled $9,950.

The Convertible Notes were scheduled to mature on October 1, 2023. Interest was only payable if there was an event of default. The Company was required to redeem $800 of the outstanding amounts under the Convertible Notes on a monthly basis, commencing on August 1, 2022, until the maturity date of October 1, 2023. Subject to certain conditions, including certain equity conditions, the Company was permitted to pay the amount due on each monthly redemption date, and the amount due at maturity, either in cash, shares of the Company’s common stock or a combination. The number of shares used to pay any portion of the Convertible Notes was generally calculated using a conversion rate of 88% of the lowest daily volume weighted average price of the common stock during the eight trading days immediately prior to the payment date.

The full principal amount of $12,000 due under the Convertible Notes have since been satisfied with 5,862,247 shares of the Company’s common stock.

Based on ASC 815, Derivatives and Hedging (“ASC 815”), the convertible feature of the Convertible Note was considered to be a derivative but was considered to have met the scope exception in ASC 815 and therefore was not bifurcated from the host instrument. However, embedded derivatives were assessed with respect to the probability of events of default and the probability of a change of control in relation to the Convertible Note. Such derivatives were assessed at an aggregate estimated value of $721 as of the issuance date of the Convertible Note and were recorded as derivative liabilities as of the issuance date with a corresponding discount reflected in the Convertible Note. The Convertible Note was fully satisfied during the year ended December 31, 2022 and therefore, as of the date of satisfaction, the related derivative had no value.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

Amendments - recent securities

During the year ended December 31, 2022, the Company entered into certain amendments and other agreements with the holders of the securities underlying the securities discussed above, specifically, the securities underlying i) the November Purchase Agreement ii) the December 2021 securities sale iii) the February 2022 Purchase Agreement and iv) the April 2022 Purchase Agreement, as follows:

●	An amended waiver agreement (the “Waiver Agreement”) on August 31, 2022, in which the holders waived certain rights, including, among other things, certain rights that would have accrued if the Company had sold shares of common stock and certain rights to the timing of certain payments which the holders agreed to defer.

●	An exchange agreement (the “Exchange Agreement”) on September 11, 2022, with the holders of the Series B Preferred Stock and Convertible Notes, pursuant to which the parties agreed, among other things, to (i) exchange the remaining amount outstanding under the Series B Preferred Stock, consisting of $3,942 in stated value, into rights to acquire an aggregate of 1,720,428 shares of the Company’s common stock and (ii) to convert $1,600 in original principal amount of the Convertible Notes into 698,217 shares of the Company’s common stock. The $3,942 represented the remainder of certain additional financing charges of $7,125 which arose as a result of the stock price being below a floor price, as defined in the agreement. Of the total financing charges of $7,125, an aggregate of $3,183 was paid in cash.

●	A settlement agreement, on September 26, 2022, with the holders of the Company’s convertible notes, and holders of certain warrants, pursuant to which the parties agreed, among other things, to effect, a series of sequential transactions consisting of one or more exercises of certain of the warrants, each followed by an exchange of the shares of the Company’s common stock, into certain rights to acquire an aggregate of 6,186,642 shares of the Company’s common stock (with respect to the warrants) and 480,024 shares of the Company’s common stock (in exchange for the remaining principal amount of the convertible notes), all of which shares have been fully issued and therefore the holders have no further rights to such warrants or the Convertible Notes.

September 2022 Sale of Securities

Pursuant to an Equity Distribution Agreement entered into on September 1, 2022 with Northland Securities, Inc., as its sales agent (the “Sales Agent”), the Company sold 4,515,000 shares of its common stock in September 2022. Net proceeds from the sale totaled $14,339, after deduction of a sales agent commission of 3.0% and other direct costs.

October 2022 Sale of Securities

On October 20, 2022, the Company consummated a securities purchase agreement entered into with two institutional accredited investors, relating to the sale of (i) an aggregate of 5,000,000 shares of the Company’s common stock, in a registered direct offering and (ii) warrants to purchase up to an aggregate of 10,000,000 shares of the Company’s common stock at an exercise price of $1.80 per share, in a concurrent private placement, for a combined purchase price of $2.00 per share. The Company later filed, within the required 30 day period, a registration statement to register the resale of the shares of common stock issuable upon exercise of the warrants. In addition, the Company had agreed, subject to certain exceptions, not to issue or agree to issue any shares of the Company’s common stock or common stock equivalents for a period ending on the later of (i) 90 days after the transaction’s closing date and (ii) the date on which the resale registration statement was declared effective by the SEC. The resale registration statement was subsequently declared effective.

Status of Recent Warrants

All warrants issued between November 2021 and March 2022 were converted to common stock during the year ended December 31, 2022, except for the Monroe warrants, which were exercised in January 2023.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

Registration rights agreements

In connection with the November and December sales of securities and the Credit Agreement with Monroe, the Company entered into certain registration rights agreements with the investors to register the common stock underlying the warrants by specified dates and to use reasonable best efforts to cause such registration statements to be declared effective under the Securities Act, as soon as practicable, thereafter, subject to certain fees if the shares were not registered by certain dates. As of February 9, 2022, all such shares were registered. In connection with the April 2022 sale of Convertible Notes, the Company entered into a substantially similar registration rights agreement with the purchaser of the Convertible Notes with respect to the registration for resale of the shares of common stock into which the Convertible Notes were convertible. As of June 1, 2022, all such shares were registered.

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

December 31, 2022

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

Pursuant to the terms of the Debentures, on September 8, 2021, the Debentures and related accrued interest were mandatorily converted to 2,587,414 shares of common stock.

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

Starting in 2021 and pursuant to the terms of the Penny Warrant agreements, holders of 445,604 Penny Warrants exercised their right to convert such Penny Warrants to 444,553 shares of common stock and 291,853 Penny Warrants were cancelled as part of the Ribbon Settlement. As of December 31, 2022, unexercised Penny Warrants totaled 75,525.

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

Prior to the conversion of the Debentures to common stock, the discount (consisting of the relative fair value of the Penny Warrants) was being expensed as interest over the then term of the Debentures to increase the carrying value to face value. However, effective September 8, 2021, the remaining unamortized discount was transferred to additional paid in capital in connection with the conversion of the Debentures to shares of common stock. During the year ended December 31, 2021, the Company recorded accretion of the discount of $9,253, and paid-in-kind interest of $8,257.

11. Related Party Transactions

Services provided by Navigation Capital Partners, Inc.

Effective October 1, 2020, the Company and Navigation Capital Partners, Inc. (“Navigation”), an affiliate of a significant shareholder, entered into an agreement whereby, Navigation provided capital markets advisory and business consulting services to the Company for a fee of $50 per month. In addition, the Company’s then President, Kevin Keough, and Mr. Robert Willis, a previous Company director and a previous Vice Chairman of Capital Markets, provided such services to the Company via Navigation. Accordingly, Mr. Keough and Mr. Willis did not receive any direct compensation from the Company between July 21, 2021 (the effective date of their appointment) and April 21, 2022. Instead, Mr. Keough and Mr. Willis were compensated by Navigation. In consideration for such services provided by Navigation to the Company, Navigation was granted 12,000 restricted stock units (“RSUs”) that were scheduled to vest over four years, similar to time-based RSUs granted to directors in lieu of director’s fees.

On April 21, 2022, the agreement with Navigation was terminated and therefore, the RSUs were forfeited prior to any being vested. At the date of termination, the unpaid balance owing under the consulting agreement was $900, which was scheduled to be paid at the rate of $100 per month.

Selling, general and administrative expenses for the years ended December 31, 2022 and 2021 include $150 and $600, respectively, related to such agreement. Also, accounts payable and accrued expenses as of December 31, 2022 and December 31, 2021 include $500 and $750, respectively, in connection therewith.

With respect to the RSU’s issued to Navigation, selling, general and administrative expenses include stock compensation expenses of $180 and $302 for the years ended December 31, 2022 and 2021, respectively.

Services provided by True North Advisory LLC

On January 21, 2022, the Company entered into a Services Agreement (the “Services Agreement”) with True North Advisory LLC (“True North”), a company affiliated with Michael Tessler, the previous Chairman of the Board.

Pursuant to the Services Agreement, among other things, True North previously provided strategic advice with respect to the Company’s business as requested by the Company from time to time, for a fee of $25 per month, plus reimbursement for out-of-pocket expenses. As a result, selling, general and administrative expenses for the year ended December 31, 2022 include $109, related to such agreement. The Services Agreement had an initial term of three months, after which it could continue on a month-to-month basis until terminated by either party on 30 days’ prior notice. The Services Agreement, which contained customary mutual provisions regarding confidentiality and ownership of intellectual property, was terminated during the third quarter of 2022.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

Transactions with Ribbon

Pursuant to a transition services agreement entered into with Ribbon in connection with the acquisition of Kandy, Ribbon previously provided certain services to the Company. The Company also rented certain office space and purchased certain software from Ribbon. Additionally, from time to time, the Company provided certain services to Ribbon. The following summarizes such revenues and expenses:

	Year Ended
	December 31, 2022	December 31, 2021

Revenue earned from Ribbon	$137	$2,437
Service fees charged by Ribbon:
Cost of revenue	$-	$1,135
Research and development	-	331
Selling, general and administrative expenses	1,088	1,963
	1,088	3,429
Rent and software purchased from Ribbon:
Cost of revenue	1,514	$435
Selling, general and administrative expenses	2,086	593
	$3,600	$1,028

As of December 31, 2021, accounts payable and accrued expenses include amounts due to Ribbon of $799, and prepaid expenses and other current assets include $190 due from Ribbon for collections it received on the Company’s behalf in excess of reimbursable expenses it paid on the Company’s behalf.

On August 29, 2022, the Company entered into a settlement agreement with Ribbon (the “Ribbon Settlement Agreement”), pursuant to which the Company and Ribbon modified and/or terminated certain previous agreements between the parties. In particular, pursuant to the Ribbon Settlement Agreement:

●	a reseller agreement between the parties was terminated

●	the Company granted Ribbon certain non-exclusive perpetual rights to use certain intellectual property owned by the Company

●	Ribbon paid the Company $2,500 in cash

●	the 913,361 shares of the Company’s common stock previously owned by Ribbon were returned and retired

●	certain warrants, previously owned by Ribbon, which were exercisable to purchase 291,853 shares of the Company’s common stock, were terminated and canceled

●	certain agreements for rental of certain premises from Ribbon were amended to, among other things, reduce the portion of the premises used by the Company (and concurrently reduce the corresponding rent or other fees payable); and

●	certain agreements for use of certain Ribbon software were amended to, among other things, amend the license fee structure from a bulked fixed pricing schedule to a variable rate pricing structure so as to reduce the fees payable by the Company.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

In connection with the Ribbon Settlement Agreement, the Company recorded a gain of $1,708, which is included in “other income (expenses)” in the accompanying consolidated statement of operations. Due to the redemption of the shares previously owned by Ribbon, Ribbon is no longer considered a related party.

Services provided by Saw Holdings, LLC

Effective April 1, 2022, the Company entered into a Consulting Agreement (the “Consulting Agreement”) with Saw Holdings, LLC (“Saw Holdings”), a company affiliated with Robert Willis, a previous member of the Company’s board of directors.

Pursuant to the Consulting Agreement, Saw Holdings previously provided consulting and capital markets advisory services to the Company for a fee of $25 per month, plus reimbursement for out-of-pocket expenses. The Consulting Agreement, which had an initial term of three months, was terminated in July 2022.

The 2021 Note

The 2021 Note, which was secured by a related party, is discussed in Note 9 and is separately identified in the accompanying consolidated balance sheet at December 31, 2021. The related interest expense for the year ended December 31, 2022 of $764 is included in “Interest expense – related parties” in the consolidated statement of operations. As of December 31, 2021, “Accounts payable and accrued expenses” includes related accrued interest of $736. In March 2022, all amounts owing under the 2021 Note were repaid in connection with the sale of Computex.

12. Revenue Recognition

In the following tables, revenue is disaggregated by geographies and by verticals (or sector).

	Year Ended
	December 31, 2022	December 31, 2021
Geography
Domestic	$11,672	$14,720
International	5,139	5,329
Total revenues	$16,811	$20,049

Revenues by Verticals (or Sector)
Finance	$34	$1,696
Manufacturing and logistics	18	33
Public sector	1,385	1,344
Technology service providers	15,250	16,976
Other	124	-
Total revenues	$16,811	$20,049

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

13. Share-Based Compensation

The American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Plan”) provides for the issuance of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”) and other share-based awards. Stock options, if issued, have a maximum term of ten years from the grant date.

As of December 31, 2021, 666,666 shares had been authorized for issuance under the Plan, of which 328,997 shares remained available for issuance. The RSUs were issued to certain directors, employees and, in one case, a contractor, and can only be settled in shares. RSUs awarded to directors are time-based. RSUs issued to nondirectors are 50% time-based and 50% performance-based. Twenty-five percent or, in some cases, one-third, of the time-based awards vests on each grant date anniversary, while 25% or, in some cases, one-third of the performance-based awards vests on December 31st of each year, if the market condition (stock price target) is met. If the market condition attached to the performance-based awards is not met in any year, the eligibility is delayed until the market condition is met, except that the market condition must be met by the third anniversary or, in some cases, the second anniversary of the first target date.

The fair values of time-based awards are estimated by reference to the Company’s stock price and stock marketability on the grant date, while the fair values of the performance-based awards are determined using the Monte Carlo simulation model, once the stock price target is set. Weighted average assumptions used in estimating the performance-based awards were as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Stock price volatility	72%	68%
Expected life of awards (in years)	0.90	0.91
Risk-free interest rate	0.80%	0.09%

Performance targets are generally set annually for the performance-based awards that are scheduled to vest in that year.

The following summarizes RSU activity for the years ended December 31, 2022 and 2021:

		Weighted Average
	Number of	Grant Date
	RSUs	Fair Value
Outstanding at January 1, 2021	156,333	$49.35
Granted	160,417	$83.70
Vested and delivered	(44,583)	$52.05
Vested, not delivered	(26,333)	$54.60
Forfeited	(66,279)	$72.75
Outstanding at December 31, 2021	179,555	$67.80
Granted	201,264	$18.00
Vested and delivered	(74,152)	$57.90
Vested, not delivered	(6,666)	$51.30
Forfeited	(99,556)	$33.60
Cancelled	(66,666)	$32.10
Unvested RSUs at December 31, 2022	133,779	$40.78

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

Vested but not delivered RSUs represent RSUs that vested but for which delivery was deferred. Awards outstanding in the table above exclude 37,027 performance-based RSUs that have been awarded but deemed not granted as the performance targets have not yet been determined. The Company’s policy is to determine the fair value of performance-based awards and begin recognizing compensation expense for such awards when the targets are set. For performance-based awards, compensation cost is recognized over the shorter of the performance or service period. For time-based awards, compensation expense is recognized over the vesting period, based on the grant date fair value. Share-based compensation expense recognized consisted of the following:

	Year Ended
	December 31, 2022	December 31, 2021
Cost of revenue	$185	$370
Research and development	355	1,007
Selling, general and administrative expenses	1,223	7,252
	$1,763	$8,629

The fair value of awards that vested and were delivered during the years ended December 31, 2022 and 2021, based on the stock prices on the vesting dates, was $1,018 and $3,521, respectively. Total compensation cost not yet recognized, related to unvested awards, as of December 31, 2022 was $1,358.

14. Reconciliation of Net Loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Loss from continuing operations, net of tax	$(40,523)	$(130,854)
Income (loss) from discontinued operations, net of tax	724	(30,532)
Net loss	$(39,799)	$(161,386)
Weighted average shares outstanding, basic and diluted	13,756,856	2,376,044
Basic and diluted net (loss) income per common share
Continuing operations	$(2.95)	$(55.07)
Discontinued operations	0.06	(12.85)
Net loss per common share	$(2.89)	$(67.92)

Since their inclusion would have been antidilutive, the following were excluded from the computation of diluted net loss per share:

	December 31, 2022	December 31, 2021
Public Warrants	1,035,000	1,035,000
2017 Private Placement	700,833	700,833
2017 EBC Warrants	-	45,000
Series A Warrants	-	444,444
Series D Warrants	-	1,041,666
Monroe Warrants	1,061,779	167,970
Penny Warrants	75,525	395,711
Shares underlying certain unit purchase options (issued in 2017)	-	99,000
Unvested RSUs	170,806	229,166
Vested, not delivered RSUs	6,666	26,333
	3,050,609	4,185,123

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

15. Income Taxes

The Company’s effective income tax rate for the years ended December 31, 2022 and December 31, 2021 differ from the federal statutory rate primarily due to the Company’s valuation allowance activity.

The following is a reconciliation of the Company’s statuary U.S. federal income rate to the effective tax rate reported in the financial statements:

	Year Ended
	December 31, 2022	December 31, 2021
Statutory tax rate	21.0%	21.0%
State income taxes, net of federal benefit	4.0%	2.3%
Permanent differences	(4.6)%	0.1%
Return to provision	0.2%	0.9%
Change in valuation allowance	(34.4)%	(18.9)%
Change in unrecognized tax benefits	(1.3)%	-%
Warrants	12.6%	(5.4)%
Other deferred tax adjustments	1.1%	-%
Provision	(1.4)%	-%

The tax effect of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases that give rise to deferred tax assets and liabilities were as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Accrued reserves	$113	$70
Deferred revenue	5	15
Accrued liabilities	705	1,428
Uniform capitalization of inventory for tax	-	148
Contribution carryover	15	13
Research and development costs	3,409	-
Operating lease liabilities	131	-
Intangible assets	9,275	5,057
Transaction costs	-	817
Disallowed interest	6,835	5,017
Stock compensation	1,497	2,113
Tax depreciation in excess of book	12	-
Net operating loss carryforwards	23,259	17,402
Gross deferred tax assets	45,256	32,080
Less: valuation allowance	(44,591)	(30,986)
Net deferred tax assets	$665	$1,094
Deferred tax liabilities
Prepaid expenses	$(544)	$(530)
Operating lease, right-of-use asset	(121)	-
Tax depreciation in excess of book	-	(564)
Net deferred tax liabilities	$(665)	$(1,094)

Net deferred tax liabilities	$-	$-

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

December 31, 2022

At December 31, 2022, the Company had net operating loss carryforwards of approximately $97,695. Of this amount, $1,117 expires in 2036, while the remaining amounts have an indefinite carryforward period but are subject to a limitation of 80% of taxable income each year. The Company also had state net operating loss carryforwards of approximately $44,728 with various expiration periods beginning in 2029. The Company is subject to an annual 382 limitation on the amount of net operating loss carryforward that can be used in a carryforward year.

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the cumulative loss incurred over the three-year period ended December 31, 2022. Such objective negative evidence outweighs the subjective positive evidence identified by the Company. As a result, the Company retained the full valuation allowance against its net deferred tax asset for the period ended December 31, 2022.

The Company files a consolidated federal income tax return as well as combined and separate state income tax returns in various states. For federal and certain states, the 2019 through 2021 tax years remain open for examination by the tax authorities under the normal statute of limitations. In addition, the utilization of NOL carryforwards, from periods prior to those previously mentioned may also be audited by the taxing authorities once utilized. As a result, the Company continuously monitors its current and prior filing positions in order to determine if any unrecognized tax positions need to be recorded. The analysis involves considerable judgement and is based on the best information available. In 2022, the Company identified uncertain tax positions related to executive compensation and transactions between related parties and recorded uncertain tax position liabilities. Included within the unrecognized tax benefit balance is tax benefit of $529 that, if recognized, would affect the effective tax rate. Also, the Company does not expect any of the uncertain tax benefits to significantly increase or decrease within twelve months of the reporting date. The following is a tabular roll forward of the Company’s uncertain tax position:

December 31, 2022
Unrecognized tax benefits - beginning of year	$-
Additions for tax positions taken in a prior year	544
Additions for tax positions taken in the current year	234
Unrecognized tax benefits - end of year	$778

16. Commitments and Contingencies

Registration Rights

See Note 10 for a discussion of certain registration rights.

Contingencies

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of December 31, 2022, and through the filing date of this report, the Company does not believe the resolution of any legal proceedings or claims of which it is aware or any potential actions will have a material effect on its financial position, results of operations or cash flows.

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

Other than as disclosed in this Note and as may be disclosed elsewhere in the Notes to the accompanying consolidated financial statements, there have been no subsequent events that require adjustment or disclosure in the accompanying consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

/s/ Kevin Keough
Name:	Kevin Keough
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Adrian Foltz
Name:	Adrian Foltz
Title:	Chief Financial Officer
(Principal Financial Officer)

Date: April 7, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kevin Keough, his or her attorney-in-fact, with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this annual report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Lawrence E. Mock, Jr.	Chairman of the Board	April 7, 2023
Lawrence E. Mock, Jr

/s/ Kevin J. Keough	Chief Executive Officer	April 7, 2023
Kevin J. Keough	(principal executive officer)

/s/ Darrell J. Mays	Executive Vice Chairman and Director	April 7, 2023
Darrell J. Mays

/s/ Adrian Foltz	Chief Financial Officer	April 7, 2023
Adrian Foltz	(principal financial officer)

/s/ Onex P. Evans	Chief Accounting Officer	April 7, 2023
Onex P. Evans	(principal accounting officer)

/s/ Mark Downs	Director	April 7, 2023
Mark Downs

/s/ U. Bertram Ellis, Jr.	Director	April 7, 2023
U. Bertram Ellis, Jr.

/s/ Carolyn Byrd	Director	April 7, 2023
Carolyn Byrd

/s/ Karl Krapek	Director	April 7, 2023
Karl Krapek

/s/ Dennis Lockhart	Director	April 7, 2023
Dennis Lockhart

/s/ Dr. Klaas Baks	Director	April 7, 2023
Dr. Klaas Baks

/s/ Kent Mathy	Director	April 7, 2023
Kent Mathy

/s/ Robert Willis	Director and Vice Chairman – Capital Markets	April 7, 2023
Robert Willis

/s/ Charles Sweet	Director	April 7, 2023
Charles Sweet