Form 10-Q
period 2023-03-31
American Virtual Cloud Technologies, Inc.
filed 2023-05-12
CIK 1704760

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

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

As of May 11, 2023, a total of 33,532,473 shares of the Company’s common stock, par value $0.0001 per share, were outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

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

On March 15, 2023, the Court entered an order authorizing the Asset Sale pursuant to the terms of the Purchase Agreement. On March 24, 2023, the Asset Sale closed, thereby completing the disposition of substantially all of the Company’s assets. On March 21, 2023, the Debtors filed a proposed Combined Disclosure Statement and Chapter 11 Plan of Liquidation (as amended for solicitation purposes and filed on April 6, 2023, the “Plan”) describing its anticipated plan to liquidate its operations and to solicit votes to approve the same from certain of the Debtors’ creditors with respect to the Cases. On April 6, 2023, the Court entered an order (a) conditionally approving the Plan for solicitation purposes only, (b) establishing procedures for solicitation and tabulation of votes to accept or reject the Plan, (c) approving the form of ballot and solicitation materials, (d) establishing a voting record date, (e) fixing the date, time and place for the hearing to approve the Plan and deadline for filing objections thereto, and (f) approving the related notice provisions.

The Plan provides that the holders of equity interests in the Company will receive no recovery, that the Company’s outstanding securities shall be cancelled upon confirmation of the Plan, and that the Debtors will be dissolved under applicable law as soon as practicable following the closing of the Cases.

Except as otherwise specifically stated herein, the description and disclosures of the Company’s business and operations presented elsewhere in this Form 10-Q reflect the Company’s business prior to the completion of the Asset Sale on March 24, 2023. As a result of the Asset Sale, the Company no longer has any operations, other than those relating to the wind-down of its business and completion of the Chapter 11 process.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this quarterly report on Form 10-Q and in certain documents incorporated by reference constitute “forward-looking statements” for purposes of federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about:

●	The Chapter 11 process, including our having sufficient liquidity to facilitate an orderly wind-down of our remaining operations;

●	the Cases; and

●	the outcome of any known and unknown litigation and regulatory proceedings.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in our annual report on Form 10-K filed with the SEC on April 7, 2023. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by forward-looking statements. Some factors that could cause actual results to differ from those expressed or implied by forward-looking statements include:

●	Risks and uncertainties associated with the Cases;

●	Potential delays in the Cases;

●	Potential claims that may not be discharged in the Cases;

●	other risks and uncertainties including those set forth in the “Risk Factors” section of our annual report on Form 10-K, filed with the SEC on April 7, 2023, and the “Risk Factors” section included elsewhere in this quarterly report on Form 10-Q.

iii

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data, or as otherwise noted)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$13,326	$12,627
Trade receivables, net	5,264	7,790
Prepaid expenses and other current assets	4,820	5,985
Total current assets	23,410	26,402
Property and equipment, net	-	4,784
Other noncurrent assets	-	723
TOTAL ASSETS	$23,410	$31,909

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$5,606	$8,651
Deferred revenue	-	23
Current portion of notes payable	-	2,315
Other current liabilities	-	115
Total current liabilities	5,606	11,104
Long-term liabilities
Warrant liabilities	-	1,873
Other liabilities	-	441
Total long-term liabilities	-	2,314
Total liabilities not subject to compromise	5,606	13,418

Liabilities subject to compromise (see note 4)	7,227	-

Total liabilities	12,833	13,418

Commitments and contingent liabilities (see note 16)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 5,000,000 authorized; none outstanding	-	-
Common stock, $0.0001 par value; 500,000,000 shares authorized; 33,532,473 and 32,470,006 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	264,206	262,115
Accumulated deficit	(253,632)	(243,627)
Total stockholders’ equity	10,577	18,491
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,410	$31,909

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues:
Cloud subscription and software (including related party amounts of $0 and $62, respectively)	$3,812	$3,803
Managed and professional services	241	291
Other	10	-

Total revenues	4,063	4,094
Cost of revenue (including related party amounts of $0 and $487, respectively)	3,106	4,836
Gross profit (loss)	957	(742)
Research and development	2,878	4,510
Selling, general and administrative (including related party amounts of $0 and $1,036, respectively)	6,722	7,074
Loss from continuing operations	(8,643)	(12,326)
Other (expense) income
Change in fair value of warrant liabilities	1,140	6,911
Reorganization expenses (see note 4)	(3,102)	-
Gain on sale of assets (see note 6)	802	-
Interest expense - related parties	-	(764)
Interest expense - other	(9)	(8,404)
Other expense	(128)	(37)
Total other expenses	(1,297)	(2,294)
Net loss from continuing operations before income taxes	(9,940)	(14,620)
Provision for income taxes	(65)	(6)
Net loss from continuing operations, net of tax	(10,005)	(14,626)
Net income from discontinued operations, net of tax	-	748
Net loss	$(10,005)	$(13,878)

Basic and diluted (loss) income per common share
Loss from continuing operations	$(0.30)	$(2.47)
Income from discontinued operations	-	0.13
Loss per common share	$(0.30)	$(2.34)

Weighted average shares outstanding - basic and diluted	33,331,942	5,929,288

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands, except share and per share data, or as otherwise noted)

(Unaudited)

	For the period January 1, 2023 through March 31, 2023
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance, January 1, 2023	32,470,840	$3	$262,115	$(243,627)	$18,491
Exercise of Monroe warrants	1,061,632	-	733	-	733
Share-based compensation	-	-	1,358	-	1,358
Net loss	-	-	-	(10,005)	(10,005)
Balance, March 31, 2023	33,532,472	$3	$264,206	$(253,632)	$10,577

	For the period January 1, 2022 through March 31, 2022
			Additional
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2022	5,905,651	$1	$204,729	$(203,828)	$902
Common stock issued on conversion of Penny Warrants	28,333	-	4	-	4
Vested and delivered RSUs	37,148	-	-	-	-
Shares repurchased for tax withholding	-	-	(32)	-	(32)
Share-based compensation	-	-	1,646	-	1,646
Net loss	-	-	-	(13,878)	(13,878)
Balance, March 31, 2022	5,971,132	$1	$206,347	$(217,706)	$(11,358)

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash Flows from Continuing Operations
Net loss from continuing operations	$(10,005)	$(14,626)
Adjustments to reconcile net loss from continuing operations to net cash used in continuing operating activities:
Depreciation	416	445
Share-based compensation	1,358	1,376
Change in fair value of warrant liabilities	(1,140)	(6,911)
Amortization of deferred financing costs and discounts	-	771
Noncash financing fees	-	708
Gain on sale of assets	(802)	-
Changes in operating assets and liabilities:
Accounts receivable	2,526	(322)
Prepaid expenses and other current assets	395	(2,794)
Accounts payable and accrued expenses	1,844	(3,686)
Deferred revenue	(23)	497
Other	(9)	37
Net cash used in continuing operating activities	(5,440)	(24,505)
Cash Flows from Continuing Investing Activities:
Purchase of property and equipment	(2)	(246)
Net proceeds from sale of assets	6,139	-
Deferred development costs	-	(627)
Net cash provided by (used in) continuing investing activities	6,137	(873)
Cash Flows from Continuing Financing Activities:
Payment of taxes from withheld shares	-	(32)
Debt repayments	-	(27,032)
Repayment of promissory note - related party	-	(5,000)
Proceeds from the issuance of securities	-	15,000
Proceeds from exercise of certain warrants	-	4
Payment of deferred financing fees	-	(427)
Net cash provided by (used in) continuing financing activities	-	(17,487)

Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities	2	(3,266)
Net cash provided by investing activities	-	31,949
Net cash provided by discontinued operations	2	28,683

Net change in cash	699	(14,182)
Cash, beginning of period	12,627	35,255
Cash, end of period	$13,326	$21,073
Supplemental Disclosures about Cash Flow Information
Cash paid for interest	$-	$7,872
Cash paid for income taxes	$41	$78

The accompanying notes are an integral part of the condensed consolidated financial statements.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2023

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

Recent Events

On January 27, 2022, the Company announced that it had executed a definitive agreement to sell Computex and on March 15, 2022, the Computex sale was consummated, thereby completing the Company’s then transition to a cloud communications company, centered on the Kandy platform. As a result, the revenue and expenses, for the three months ended March 31, 2022, are reflected as discontinued operations in the accompanying condensed consolidated financial statements.

Unless otherwise noted, discussion in these Notes to Consolidated Financial Statements refers to Kandy and the Company’s corporate activities. Refer to Note 5, Asset sales and other sale activities, for additional information.

On August 25, 2022, the Company announced that it had retained Northland Capital Markets to advise the Company in connection with a comprehensive strategic review process that had the potential to lead to the sale of the Company or of selected assets.

On January 11, 2023 (the “Petition Date”), American Virtual Cloud Technologies, Inc. and two of its subsidiaries, AVCtechnologies USA, Inc. and Kandy Communications, LLC (together the “Debtors”) filed voluntary petitions (the “Cases”) under Chapter 11 (“Chapter 11”) of the US Bankruptcy Code in the US Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The respective Case numbers for each of the Debtors are 23-10020, 23-10021 and 23-10022. However, the Cases are being jointly administered under Case number 23-10020. The Debtors are continuing to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the US Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors filed various “first day” motions with the Bankruptcy Court requesting customary relief, including the authority to pay employee wages and benefits, that have enabled the Debtors to continue to operate their business during the pendency of the Chapter 11 proceedings without material disruption to their ordinary operations.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2023

(Unaudited)

On February 14, 2023, the Company and certain of its subsidiaries (collectively, the “Sellers”) entered into a “stalking horse” Asset Purchase Agreement (the “Stalking Horse APA”) with Skyvera, LLC (the “Purchaser”), and in connection with the Cases, and pursuant to bid procedures approved by the Court, on March 7, 2023, the Debtors held an auction (the “Auction”) under Section 363 of the US Bankruptcy Code relating to the disposition of substantially all of the Debtors’ assets. The winning bid at the Auction was submitted by the Purchaser, which agreed to pay cash consideration in the amount of $6,780 plus $500 towards contract cure costs.

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

On March 21, 2023, the Debtors filed a proposed Combined Disclosure Statement and Chapter 11 Plan of Liquidation (as amended for solicitation purposes and filed on April 6, 2023, the “Plan”) describing its anticipated plan to liquidate its operations and to solicit votes to approve the same from certain of the Debtors’ creditors with respect to the Cases. On April 6, 2023, the US Bankruptcy Court entered an order (a) conditionally approving the Plan for solicitation purposes only, (b) establishing procedures for solicitation and tabulation of votes to accept or reject the Plan, (c) approving the form of ballot and solicitation materials, (d) establishing a voting record date, (e) fixing the date, time and place for the hearing to approve the Plan and deadline for filing objections thereto, and (f) approving the related notice provisions.

The Plan provides that the holders of equity interests in the Company will receive no recovery, that the Company’s outstanding securities shall be cancelled upon confirmation of the Plan, and that the Debtors will be dissolved under applicable law as soon as practicable following the closing of the Cases.

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

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2023

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

Nature of business

As a result of the Asset Sale on March 24, 2023, the Company no longer has any operations, other than those relating to the wind-down of its business and completion of the Chapter 11 process.

Prior to the sale on March 24, 2023, the Company provided cloud-based enterprise services, through Kandy. The Kandy platform, now sold, deploys a carrier grade proprietary cloud communication platform that supports unified communications as a service (“UCaaS”), communications platform as a service (“CPaaS”) and contact center as a service (“CCaaS”) for mid-market and enterprise customers across a proprietary multi-tenant, highly scalable cloud platform. The Kandy platform provides white-labeled services to a variety of customers including communications service providers and systems integrators. With Kandy, companies can quickly embed real-time communications capabilities into their existing applications and business processes.

Covid-19

The novel strain of coronavirus (“COVID-19”) continues to impact local, regional, and global economies, businesses, supply chains, production and sales across a range of industries. To protect the health and safety of its employees, the Company’s daily execution evolved into a largely virtual model.

2. Going Concern and Liquidity

Based on the Company’s forecasts regarding product sales and service, cost structure, cash burn rate and other operating assumptions, during 2022, the Company announced that it would need additional capital to fund its operations, including its research & development activities and its capital investment requirements. This and other factors lead the Company to also announce that there was substantial doubt about its ability to continue as a going concern. In addition, the Company announced that it was pursuing strategic initiatives that had the potential to lead to a sale of all or a portion of the assets of the Company. Further, during 2022, the Company was forced to scale back operations, and on January 11, 2023, filed for protection under Chapter 11 of the US Bankruptcy Code, followed by a sale, on March 24, 2023, of substantially all of its assets.

The accompanying condensed consolidated financial statements have been prepared on a going concern basis of accounting, which generally contemplates continuity of operations, realization of assets, and satisfaction of liabilities and commitments in the normal course of business. As discussed previously, the US Bankruptcy Court entered an order conditionally approving the Plan for solicitation purposes only, which, if approved, will effectively result in the distribution of substantially all remaining assets of the Company through an orderly wind-down process.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2023

(Unaudited)

The accompanying unaudited condensed consolidated financial statements do not include any adjustments related to the recoverability of recorded asset amounts or the amounts of liabilities that might result from the outcome of the Chapter 11 proceedings and any related uncertainties.

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under credit agreements and the sale of equity securities. As of March 31, 2023, the Company had an aggregate cash balance of $13,260 in its operating bank accounts. As of May 9, 2023, aggregate cash in the Company’s operating bank accounts was $8,654. As noted above, the Company believes it has sufficient liquidity to facilitate an orderly wind-down of its remaining operations. However, no assurance can be provided that such projections will be realized.

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

The accompanying condensed consolidated financial statements include the accounts of AVCT and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. These condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on April 7, 2023. The Company has reclassified certain prior period amounts, including reportable segment information and shares of common stock, to conform to the current period presentation.

Chapter 11 Accounting

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 852 – Reorganizations (“ASC 852”), we have segregated liabilities and obligations whose treatment and satisfaction are dependent on the outcome of the Chapter 11 Cases and have classified these items as liabilities subject to compromise in the accompanying condensed consolidated financial statements. In addition, we have classified all expenses that were incurred as a direct result of the Chapter 11 proceedings, since filing for Chapter 11, as Reorganization items.

Certain subsidiary entities are not debtors under the Chapter 11 Cases. However, condensed combined financial statements of the Debtors are not presented in the notes to the condensed consolidated financial statements as the assets and liabilities, operating results and cash flows of the non-debtor entities included in the accompanying condensed consolidated financial statements are not significant and, therefore, the accompanying condensed consolidated financial statements presented herein materially represent the condensed combined financial statements of the debtor entities for all periods presented. As of March 31, 2023, total assets and total liabilities of the non-debtor entities represent 2.1% and 2.4% of total consolidated assets and liabilities, respectively. Total revenues were nil, and expenses were nominal. As of March 31, 2023, the non-debtor entities have intercompany payables to the debtor entities of $17.4 million.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2023

(Unaudited)

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

Significant accounting policies

The significant accounting policies used in preparing these condensed consolidated financial statements were applied on a basis consistent with those reflected in our consolidated financial statements that are included in the annual report on Form 10-K for the year ended December 31, 2022 that was filed with the SEC on April 7, 2023.

Concentration of business and credit risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and trade receivables. Cash held by the Company, in financial institutions, regularly exceeds the federally insured limit of $250. At March 31, 2023, cash balances held with a financial institution exceeded the federally insured limit by $12,576. However, management does not believe this poses a significant credit risk. During the three months ended March 31, 2022, no vendor accounted for more than 10% of cost of revenue. Additional concentration of business risks are summarized in the following table:

	March 31, 2023		December 31, 2022
	Number of customers or vendors	Aggregate total	Number of customers or vendors	Aggregate total
Customers that individually accounted for 10% or more of trade accounts receivable	3	$4,395	3	$6,217
Vendors that individually accounted for 10% or more of trade accounts payable	4	$3,697	2	$3,139

	Three Months Ended
	March 31, 2023	March 31, 2022

Number of customers that individually accounted for 10% or more of sales from continuing operations	4	4
Aggregate total sales of customers that individually accounted for 10% or more of sales from continuing operations	$3,118	$2,815

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2023

(Unaudited)

Trade receivables, net

Trade receivables on the accompanying condensed consolidated balance sheets are net of allowances of $362 and $471, as of March 31, 2023 and December 31, 2022, respectively.

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

The fair values of warrant liabilities are reflected on the condensed consolidated balance sheets as “Warrant Liabilities.” Such valuations are considered to be Level 2 valuations. As of March 31, 2023, all warrants had either been converted to common stock or determined to have no value.

Segment reporting

Effective January 1, 2021, the Company identified two operating segments, Computex and Kandy, pursuant to ASC 280, Segment Reporting, consistent with the information that was presented to the Chief Operating Decision Maker. Upon the sale of Computex in March 2022, the Company began operating as one reportable segment.

Emerging growth company

In December 2022, the Company ceased being an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”).

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2023

(Unaudited)

4. Chapter 11 Cases

Voluntary Petition

As noted above, on January 11, 2023, the Debtors voluntarily filed petitions under Chapter 11 of the US Bankruptcy Code. Pursuant to an order of the Bankruptcy Court, the Chapter 11 Cases are being jointly administered under the caption In re: AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC., et al., Case No. 23-10020. Documents filed and other information related to the Chapter 11 Cases are available free of charge online at https://cases.ra.kroll.com/AVCT.

Pursuant to the US Bankruptcy Code, the filing of the Chapter 11 Cases automatically stayed most actions against the Debtors.

The Debtors have continued to operate their businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the US Bankruptcy Code and the orders of the US Bankruptcy Court. Following the petition, the US Bankruptcy Court entered certain interim and final orders facilitating the Debtors’ operational transition into Chapter 11. These orders authorized the Debtors to, among other things, pay employee wages and benefits and pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date. Such orders have allowed the Debtors to operate their businesses in the normal course.

Liabilities Subject to Compromise

As a result of the Chapter 11 Cases, the payment of pre-petition liabilities is generally subject to compromise pursuant to a plan of liquidation. Generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. Although payment of pre-petition claims generally is not permitted, the Bankruptcy Court granted the Debtors authority to pay certain pre-petition claims in designated categories and subject to certain terms and conditions. This relief generally was designed to preserve the value of the Debtors’ business and assets.

Pre-petition liabilities that are subject to compromise are required to be reported at the amounts expected to be allowed by the Bankruptcy Court, even though they may be settled for different amounts. The amounts classified as liabilities subject to compromise may be subject to future adjustments depending on Bankruptcy Court actions, further developments with respect to disputed claims, proof of claims or other events.

The following table presents a summary of liabilities subject to compromise, as reported in the accompanying condensed consolidated balance sheet at March 31, 2023 (in thousands):

Note payable	$2,336
Accounts payable	1,588
Accrued compensation, benefits and related accruals	1,930
Accrued professional fees	864
Due to related parties	500
Other	9
$7,227

Executory Contracts

With certain exceptions, under the US Bankruptcy Code, the Debtors may assume, assign or reject executory contracts and unexpired leases subject to the approval of the Bankruptcy Court. Generally, the rejection of an executory contract or unexpired lease, subject to certain exceptions, relieves the Debtors from performing future obligations under such contract but entitles the counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. The assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease, if any, and provide adequate assurance of future performance.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2023

(Unaudited)

Reorganization Items

Reorganization items represent amounts incurred after the Petition Date as a direct result of the Chapter 11 Cases and are comprised of the following for the three months ended March 31, 2023 (in thousands):

Legal, advisory and other professional fees	$2,720
Committee of unsecured creditors expenses	348
US Trustee fees	34
$3,102

Reorganization expenses paid in the three months ended March 31, 2023 was $190

5. Recently Issued and Adopted Accounting Standards

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

6. Asset Sale and Other Sale Activities

As described above, on March 24, 2023, the Asset Sale closed, thereby completing the disposition of substantially all of the remaining assets of the Company. Gross proceeds from the sale consisted of cash in the amount of $6,780 plus $500 towards contract cure costs. The gain on sale of such assets consisted of the following:

Gross proceeds	$7,280
Expenses deducted	(1,141)
Net proceeds	6,139
Assets sold
Fixed assets	4,354
Prepaids	770
Other assets	213
5,337
Gain on sale	$802

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2023

(Unaudited)

As described above, on January 26, 2022, the Company entered into an asset purchase agreement to sell substantially all of the assets of its Computex business, with the buyer agreeing to assume certain liabilities. The sale of Computex was consummated on March 15, 2022. Net sale proceeds received was $32,112. Revenues and expenses associated with the Computex business are classified as discontinued operations and consist of the following:

Three Months Ended
March 31, 2022
Revenues:
Hardware	$10,948
Third party software and maintenance	1,815
Managed and professional services	7,214
Other	165
Total revenues	20,142
Cost of revenue	14,176
Gross profit	5,966
Selling, general and administrative expenses	9,520
Loss from operations	(3,554)
Other income
Gain on sale of Computex	4,314
Total other income	4,314
Income from discontinued operations before income taxes	760
Income tax provision on discontinued operations	(12)
Net income from discontinued operations	$748

7. Right-of-Use Asset and Operating Lease Liabilities

The Company is party to operating leases under which it leases certain facilities. All leases were considered noncancellable and were considered short term except for a lease of certain office space in Raleigh, North Carolina, which provided that the Company pay, in addition to the minimum rent, certain operating expenses. The Raleigh lease was scheduled to expire in May 2027 and had a commencement date of January 1, 2022.

As mentioned in Note 5, the Company adopted ASC 842 effective January 1, 2022. Accordingly, the condensed consolidated balance sheet as of December 31, 2022 included a right-of-use asset and a current and noncurrent operating lease liability pertaining to a lease for office space in Raleigh, North Carolina. Effective April 30, 2023, the Company rejected the lease and, accordingly, the right-of-use asset and related leases liabilities were written off as of March 31, 2023, resulting in a net impact on the condensed consolidated statement of operations of $41.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2023

(Unaudited)

Total lease costs during the three months ended March 31, 2023 was $132, consisting of $98 of operating lease costs, and $34 of short-term lease costs. There were no material variable lease costs during the three months ended March 31, 2023. Cash paid for amounts included in the measurement of operating lease liabilities was $36.

8. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses were as follows:

	March 31, 2023	December 31, 2022
Accounts payable	$807	$2,980
Accrued compensation, benefits and related accruals	1,552	3,637
Accrued professional fees	2,549	1,181
Due to related parties	-	500
Sales tax payable	315	260
Other	383	93
	$5,606	$8,651

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

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2023

(Unaudited)

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

In connection with the closing of the Credit Facility and pursuant to a subscription agreement, the Company issued, to certain funds affiliated with Monroe, warrants to purchase certain shares of the Company’s common stock at an exercise price of $0.0015 per share (the “Monroe Warrants”). The number of shares of the Company’s common stock issuable upon exercise of the Monroe Warrants was subject to, in addition to customary adjustments for stock dividends, stock splits, reclassifications and the like, adjustment for certain issuances (or deemed issuances) of the Company’s common stock at a price per share below $23.46 while the Monroe Warrants were outstanding, such that the Monroe Warrants would remain exercisable for, in the aggregate, approximately 2.5% of the total number of shares of the Company’s common stock outstanding, calculated on a fully-diluted basis. The Monroe Warrants were fully exercised for 1,061,632 shares of the Company’s common stock on January 17, 2023.

October 2022 promissory note

On October 20, 2022, the Company entered into an amended agreement with a significant supplier, that resulted in the conversion of a trade payable balance to a promissory note having a principal balance of approximately $2,430 on such date. Such promissory note was due on the earlier of (i) March 31, 2023; (ii) a sale transaction by the Company requiring shareholder approval, including a transfer of a majority of the Company’s capital stock or (iii) a payment default by the Company. The promissory note is unsecured and bears interest at a rate of 6% per annum, compounded semi-annually. Additionally, the amended agreement provided for a $400 monthly prepayment towards actual costs incurred. Any excess of that prepayment over actual costs resulted in a reduction of the promissory note balance, while any excess of actual costs over the $400 monthly payment was added to such promissory note. The note payable balance as of March 31, 2023 and December 31, 2022 was $2,336 and $2,315, respectively. In April 2023, a total of $2,271 of the note payable balance was repaid.

10. Stockholders’ Equity

Preferred stock

The Company is authorized to issue 5,000,000 shares of preferred stock, par value $0.0001. At March 31, 2023 and December 31, 2022, no preferred stock was outstanding.

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

As of March 31, 2023, a total of 33,532,473 shares of common stock were issued and outstanding.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2023

(Unaudited)

Warrants and other securities

In addition to the Monroe warrants that are discussed above in Note 9, during 2022 and the fourth quarter of 2021, the Company issued certain warrants (Series A, Series B, Series C, Series D and the February 2022 Warrants) in connection with the sale of certain securities. Such sales of securities included sales of certain Series B preferred stock and convertible notes. As of March 31, 2023, all such warrants and such securities have been converted to common stock, repaid or otherwise satisfied in accordance with the agreements.

11. Related Party Transactions

Services provided by Navigation Capital Partners, Inc.

Effective October 1, 2020, the Company and Navigation Capital Partners, Inc. (“Navigation”), an affiliate of a significant shareholder, entered into an agreement whereby Navigation provided capital markets advisory and business consulting services to the Company for a fee of $50 per month. In addition, the Company’s then President, Kevin Keough, and Mr. Robert Willis, a Company director and Vice Chairman of Capital Markets, provided such services to the Company via Navigation. Accordingly, Mr. Keough and Mr. Willis did not receive any direct compensation from the Company between July 21, 2021 (the effective date of their appointment) and April 21, 2022. Instead, Mr. Keough and Mr. Willis were compensated by Navigation. In consideration for such services provided by Navigation to the Company, Navigation was granted 12,000 restricted stock units (“RSUs”) that were scheduled to vest over four years, similar to time-based RSUs granted to directors in lieu of director’s fees.

On April 21, 2022, the agreement with Navigation was terminated and therefore the RSUs were forfeited prior to any being vested. At the date of termination, the unpaid balance owing under the consulting agreement was $900, which was scheduled to be paid at the rate of $100 per month. Selling, general and administrative expenses for the three months ended March 31, 2022 include $150 related to such agreement. Also, accounts payable and accrued expenses as of December 31, 2022 include $500 in connection therewith. With respect to the RSUs issued to Navigation, selling, general and administrative expenses include stock compensation expenses of $180 for the three months ended March 31, 2022.

Services provided by True North Advisory LLC

On January 21, 2022, the Company entered into a Services Agreement (the “Services Agreement”) with True North Advisory LLC (“True North”), a company affiliated with Michael Tessler, who at that time served as Chairman of the Board. Pursuant to the Services Agreement, among other things, True North provided strategic advice with respect to the Company’s business as requested by the Company from time to time, for a fee of $25 per month, plus reimbursement for out-of-pocket expenses. As a result, selling, general and administrative expenses for the three months ended March 31, 2022 include $34, related to such agreement. The Services Agreement had an initial term of three months, after which it could continue on a month-to-month basis until terminated by either party on 30 days’ prior notice. The Services Agreement, which contained customary mutual provisions regarding confidentiality and ownership of intellectual property, was terminated during the third quarter of 2022.

Transactions with Ribbon

Pursuant to a transition services agreement entered into with Ribbon in connection with the acquisition of Kandy, Ribbon previously provided certain services to the Company. The Company also rented certain office space and purchased certain software from Ribbon. Additionally, from time to time, the Company provided certain services to Ribbon. The following summarizes such revenues and expenses:

Three Months Ended
March 31, 2022

Revenue earned from Ribbon	$62
Service fees charged by Ribbon:
Selling, general and administrative expenses	517
517
Rent and software purchased from Ribbon:
Cost of revenue	487
Selling, general and administrative expenses	189
$676

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2023

(Unaudited)

On August 29, 2022, the Company entered into a settlement agreement with Ribbon (the “Ribbon Settlement Agreement”), pursuant to which the Company and Ribbon modified and/or terminated certain previous agreements between the parties. Pursuant to the Ribbon Settlement Agreement, a reseller agreement between the parties was terminated, the Company received $2,500 in cash, Ribbon was granted certain non-exclusive perpetual rights to use certain intellectual property owned by the Company, and all shares of the Company’s common stock along with warrants previously owned by Ribbon were returned and retired. Due to the redemption of the shares previously owned by Ribbon, Ribbon is no longer considered a related party.

12. Revenue Recognition

In the following tables, revenue is disaggregated by geographies and by verticals (or sector).

	Three Months Ended
	March 31, 2023	March 31, 2022
Geography
Domestic	$2,766	$2,758
International	1,297	1,336
Total revenues	$4,063	$4,094

Revenues by Verticals (or Sector)
Technology service providers	$3,754	$3,744
Public sector	278	327
Other	31	23
Total revenues	$4,063	$4,094

Revenues by geography, in the table above, is generally based on the “ship-to address,” with the exception of certain services that may be performed at, or on behalf of, multiple locations, which are categorized based on the “bill-to address.”

13. Share-Based Compensation and 401(k) Plan

Effective January 1, 2023, the American Virtual Cloud Technologies, Inc. 2020 Equity Incentive Plan (the “Equity Incentive Plan”), was terminated. In addition, the American Virtual Cloud Technologies, Inc. 401(k) Plan (the “401(k) Plan”) is scheduled to be terminated on May 31, 2023. Previously, the Equity Incentive Plan provided for the issuance of stock options, stock appreciation rights, RSUs and other share-based awards. As of January 1, 2023, a total of 666,666 shares had been authorized for issuance under the Plan, of which 328,997 shares remained available for issuance. As a result of the cancellation of the Equity Incentive Plan, all unrecognized compensation as of January 1, 2023 was recognized during the three months ended March 31, 2023.

Share-based compensation expenses recognized were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Cost of revenue	$66	$54
Research and development	164	152
Selling, general and administrative expenses	1,128	1,170
	$1,358	$1,376

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

(Debtor-in-Possession)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

(In thousands, except share and per share data, or as otherwise noted)

March 31, 2023

(Unaudited)

14. Reconciliation of Net loss per Common Share

Basic and diluted net loss per common share was calculated as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Loss from continuing operations, net of tax	$(10,005)	$(14,626)
Income from discontinued operations, net of tax	-	748
Net loss	$(10,005)	$(13,878)
Weighted average shares outstanding, basic and diluted	33,331,942	5,929,288
Basic and diluted net (loss) income per common share
Continuing operations	$(0.30)	$(2.47)
Discontinued operations	-	0.13
Net loss per common share	$(0.30)	$(2.34)

Since their inclusion would have been antidilutive, excluded from the computation of diluted net loss per common share are the following, were they to be converted:

	March 31, 2023	March 31, 2022
Public Warrants	1,035,000	1,035,000
2017 Private Placement	700,833	700,833
2017 EBC Warrants	-	45,000
Penny Warrants	75,525	367,378
Series A Warrants	-	666,666
Series D Warrants	-	2,083,333
February 2022 Warrants	-	1,075,000
Monroe Warrants	-	307,573
Shares underlying certain unit purchase options (issued in 2017)	-	99,000
Unvested RSUs	-	259,111
Vested, not delivered RSUs	-	28,166
	1,811,358	6,667,060

15. Income Taxes

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 were -0.66% and -0.04%, respectively. The effective tax rate for both periods differed from the federal statutory rate primarily due to state taxes and the Company’s full valuation allowance.

16. Commitments and Contingencies

From time to time, the Company may be involved in various legal proceedings and claims in the ordinary course of business. As of March 31, 2023, and through the filing date of this report, the Company does not believe the resolution of any legal proceedings or claims of which it is aware or any potential actions will have a material effect on its financial position, results of operations or cash flows.

17. Subsequent Events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are issued. Other than as disclosed elsewhere in the Notes to the financial statements, there have been no subsequent events that require adjustment or disclosure in the condensed consolidated financial statements.

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

For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the sections in this quarterly report on Form 10-Q titled, “CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS, ” Part II, Item 1A of this quarterly report and the Risk Factors section of our Annual Report on Form 10-K filed on April 7, 2023 with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Overview and recent developments

We are a Delaware-incorporated entity. On April 7, 2020, we acquired Computex, a private operating company doing business as Computex Technology Solutions, and in connection therewith changed our name from Pensare Acquisition Corp to American Virtual Cloud Technologies, Inc. On December 1, 2020, we acquired Kandy, a provider of cloud-based enterprise services, from Ribbon.

On March 15, 2022, we sold Computex and transitioned to a cloud communications company, centered on the Kandy platform.

During 2022, we retained Northland Capital Markets to advise us in connection with a comprehensive strategic review process and announced that such a review process could potentially lead to the sale of the Company or selected assets, while we continued to explore strategic opportunities, including the rationalization of resource allocation and core competencies. Further, during 2022, we took actions that resulted in significant cost savings. Such savings were generated from selective reductions in workforce and renegotiations of certain vendor support contracts. In addition, we engaged strategic and operating restructuring advisors.

Further, based on our forecasts regarding product sales and service, cost structure, cash burn rate and other operating assumptions, during 2022, we determined that we would need additional capital to fund our operations including our research & development activities and our capital investment requirements, and disclosed that there was substantial doubt about the ability of our company to continue as a going concern.

During 2022, our company was forced to scale back operations, and, as more fully discussed in the Notes to the accompanying condensed consolidated financial statements, on January 11, 2023, filed for protection under Chapter 11 of the US Bankruptcy Code. On March 10, 2023, the Company entered into an agreement to sell substantially all of its assets for a cash purchase price of $6.8 million and, on March 24, 2023, such sale was consummated (refer to the accompanying condensed consolidated financial statements for further details).

On March 21, 2023, the Debtors filed a proposed Plan (as amended for solicitation purposes and filed on April 6, 2023) describing an anticipated plan to liquidate its operations and to solicit votes to approve the same from certain of the Debtors’ creditors with respect to the Cases. On April 6, 2023, the Bankruptcy Court entered an order, which, among other things, conditionally approved the Plan for solicitation purposes only.

If the Plan is confirmed, holders of equity interests in the Company will receive no recovery, the Company’s outstanding securities will be cancelled and the Debtors will be dissolved under applicable law as soon as practicable following the closing of the Cases.

The Company plans to pursue an orderly winding up of its remaining operations and believes it has sufficient liquidity to achieve such. However, no assurance can be provided that such plans will be realized.

As a result of the Asset Sale on March 24, 2023, the Company no longer has any operations, other than those relating to the wind-down of its business and completion of the Chapter 11 process.

Nature of revenue categories discussed below:

Cloud subscription and software revenue, included herein, relate to periods prior to March 24, 2023, and represent subscriptions to Kandy’s cloud-based technology platform as well as revenue from its on-premise software

Professional and managed services revenue, included herein, relate to periods prior to March 24, 2023, and include services provided to customers to assist with product integration.

Financial statement presentation and results of operations

The consolidated financial statements of the Company include the accounts of AVCT and its wholly-owned subsidiaries. In the discussion that follows, we will refer to the three months ended March 31, 2023 and 2022 as the “1st quarter of 2023” and the “1st quarter of 2022,” respectively.

1st quarter of 2023 versus the 1st quarter of 2022

	1st Quarter of
	2023	2022
Revenues:	(in thousands)
Cloud subscription and software	$3,812	$3,803
Managed and professional services	241	291
Other	10	-
Total revenues	4,063	4,094
Cost of revenue	3,106	4,836
Gross profit (loss)	957	(742)
Research and development	2,878	4,510
Selling, general and administrative	6,722	7,074
Loss from continuing operations	(8,643)	(12,326)
Other (expense) income
Change in fair value of warrant liabilities	1,140	6,911
Reorganization expenses	(3,102)	-
Gain on sale of assets	802	-
Interest expense (1)	(9)	(9,168)
Other expenses	(128)	(37)
Total other expenses	(1,297)	(2,294)
Net loss from continuing operations before income taxes	(9,940)	(14,620)
Provision for income taxes	(65)	(6)
Net loss from continuing operations, net of tax	(10,005)	(14,626)
Net income on discontinued operations, net of tax	-	748
Net loss	$(10,005)	$(13,878)

(1)	Interest expense in the 1st quarter of 2022 includes related party interest of $764.

Net loss from continuing operations, net of tax

Net loss from continuing operations, net of tax, for the 1st quarter of 2023 was $10.0 million compared with a net loss of $14.6 million in the 1st quarter of 2022. Discussed below are the revenue and expense factors that primarily contributed to the quarter over quarter change.

Total revenue, cost of revenue and gross margin

Total revenue was $4.1 million in both the 1st quarter of 2023 and the 1st quarter of 2022, despite a shorter earnings period in the 1st quarter of 2023 due to the sale of substantially all of the Company’s assets on March 24, 2023, which reduced the earnings period in the quarter by 8 days. Cloud subscription revenue in the 1st quarter of 2023 was positively impacted by increased UCaaS business from 2 customers.

Due primarily to the impact of cost saving actions taken by the Company starting in the later quarters of 2022, cost of revenue decreased $1.7 million, or 35.8%, from $4.8 million in the1st quarter of 2022 to $3.1 million in the 1st quarter of 2023. Contributing to the decrease was a $1.1 million decrease in platform software support and a $0.5 million decrease in employee-related costs.

The cost saving actions mentioned above also had a positive impact on gross margin, which was 23.6% in the 1st quarter of 2023 compared with negative 18.1% in the 1st quarter of 2022. Cost savings included selective reductions in workforce and renegotiations of certain vendor contracts.

Research and development

For the 1st quarter of 2023 and 2022, research and development expenses were $2.9 million and $4.5 million, respectively. The decrease of $1.6 million, or 36.2%, was primarily due to reductions in salaries and related costs as well as reductions in certain external contractor costs, both of which reflect the recent cost savings actions.

Selling, general and administrative expenses

Selling, general and administrative expenses consisted of the following (in thousands):

	1st Quarter of		Increase
	2023	2022	(decrease)
Salaries, benefits, subcontracting & personnel administration costs	$3,755	$3,527	$228
Building occupancy costs, utilities, office supplies & repairs and maintenance	98	249	(151)
Sales and marketing	523	637	(114)
Professional fees	1,064	1,713	(649)
Insurance	779	653	126
Other	503	295	208
	$6,722	$7,074	$(352)

Selling, general and administrative expenses were $6.7 million and $7.1 million in the 1st quarter of 2023 and 2022, respectively, a decrease of $0.4 million or 5.0%. The decrease in selling, general and administrative expenses also reflect the impact of recent cost-saving efforts, partially offset by slight increases in certain other costs, including salaries and related costs and insurance expenses. Salaries and related costs increased by $0.2 million, primarily as a result of certain retention programs.

Change in fair value of warrant liabilities

The change in the fair value of warrant liabilities represents mark-to-market fair value adjustments related to certain warrants, and primarily fluctuates as the Company’s stock price fluctuates. The following table summarizes such fair value changes (in thousands):

	1st Quarter of
	2023	2022
	Income (expense)
Monroe Warrants	$488	$1,808
2017 Private Placement and EBC Warrants	652	1,988
Series A Warrants	-	3,603
Series D Warrants	-	157
February 2022 Warrants	-	(645)
	$1,140	$6,911

Reorganization expenses

Reorganization expenses are expenses attributable to the Chapter 11 proceedings, and are further discussed in Note 4 of the Notes to the condensed consolidated financial statements.

Gain on sale of assets

The gain on sale of assets that occurred in the 1st quarter of 2023 are discussed in Note 6 of the Notes to the condensed consolidated financial statements.

Interest expense

Interest expense consisted of the following (in thousands):

1st Quarter of
2022
Interest expense and financing fees - Credit Agreement	$6,870
Amortization of deferred financing costs and issue discount - February 2022 Warrants	1,431
Interest and extension fee on related party promissory note	764
Other	103
$9,168

Substantially all of the interest expense in the 1st quarter of 2022 did not recur in the 1st quarter of 2023, as the related obligations were either repaid, were otherwise satisfied in full, or were only one-time charges that were expensed on the date of the respective agreements.

Net income on discontinued operations, net of tax

Net income on discontinued operations, net of tax, for the 1st quarter of 2022 was $0.7 million. Discontinued operations relate to Computex, which was sold in the 1st quarter of 2022.

Benefit/provision for income taxes

The Company assesses available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. A significant component of objective negative evidence identified during management’s evaluation was the three-year cumulative loss for the periods ended March 31, 2023 and March 31, 2022. Such objective negative evidence outweighed the positive evidence identified by the Company. On the basis of this evaluation, the Company maintained a full valuation allowance as of March 31, 2023, and March 31, 2022.

Liquidity and Capital Resources

Overview

Historically, the Company’s primary sources of liquidity have been cash and cash equivalents, cash flows from operations (when available) and cash flows from financing activities, including funding under credit agreements and the sale of equity securities. As of March 31, 2023, the Company had an aggregate cash balance of $13,260 in its operating bank accounts. As of May 9, 2023, aggregate cash in the Company’s operating bank accounts was $8.7 million. The Company believes it has sufficient liquidity to facilitate an orderly wind-down of its remaining operations. However, no assurance can be provided that such projections will be realized.

Cash flows (1st quarter of 2023 and 1st quarter of 2022)

Operating activities

Net cash used in continuing operating activities was $5.4 million and $24.5 million in the 1st quarter of 2023 and the 1st quarter of 2022, respectively, and primarily consisted of cash used in Kandy’s operating activities (including its research and development activities), interest and certain financing costs, professional fees, insurance premiums and corporate support costs. Interest and financing costs in the 1st quarter of 2022 included cash interest and other financing costs of $7.7 million, which were primarily related to the Credit Agreement that was repaid in the 1st quarter of 2022.

Investing activities

Cash provided by continuing investing activities in the 1st quarter of 2023 was $6.1 million and consisted primarily of net proceeds from the sale of substantially all of the Company’s assets. Cash used in continuing investing activities in the 1st quarter of 2022 was $0.9 million and consisted primarily of $0.6 million of deferred development costs on the enterprise resource planning and customer relationship management system (commonly referred to as ERP and CRM systems) and other capital spending of $0.2 million.

Financing activities

Cash related to continuing financing activities in the 1st quarter of 2023 were nominal. Cash used in continuing financing activities in the 1st quarter of 2022 was $17.5 million, and consisted primarily of debt repayments of $32.0 million and payment of deferred financing fees of $0.4 million, partially offset by proceeds of $15.0 million from the issuance of securities.

Cash flows from discontinued operations

Net cash provided by discontinued operations were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash provided by (used in) operating activities	$2	$(3,266)
Net cash provided by investing activities	-	31,949
Net cash provided by discontinued operations	$2	$28,683

Off-Balance Sheet Arrangements

On March 31, 2023, we had no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, and had not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Critical Accounting Policies, Judgements and Estimates

There were no significant changes to our critical accounting policies and estimates from those disclosed in the section, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our annual report on Form 10-K for the year ended December 31, 2022.

Recent Accounting Pronouncements Issued and Adopted

See Note 5 of the Notes to the condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this quarterly report are any of the risks described in our Annual Report on Form 10-K, filed with the SEC on April 7, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations, financial condition or cash flows. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business. As of the date of this quarterly report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K, filed with the SEC on April 7, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously disclosed, none.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None

ITEM 6. EXHIBITS

2.1(1)	Amended and Restated Asset Purchase Agreement, dated as of February 14, 2023, by and among the Company, certain of the Company’s subsidiaries, and Skyvera, LLC.
99.1(2)	Debtors’ Combined Disclosure Statement and Chapter 11 Plan of Liquidation
31.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Furnished herewith.

**	Filed herewith.

(1)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company on March 13, 2023.
(2)	Incorporated by reference to an exhibit to the Current Report on Form 8-K filed by the Company on April 11, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN VIRTUAL CLOUD TECHNOLOGIES, INC.

Date: May 12, 2023		/s/ Kevin Keough
	Name:	Kevin Keough
	Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ Adrian Foltz
	Name:	Adrian Foltz
	Title	Chief Financial Officer
(Principal Financial Officer)